Form 10QSB
period 2007-04-30
Endeavor Explorations Inc.
filed 2007-06-15
CIK 1390134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended April 30, 2007.

[    ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period         to

             Commission File Number   333-140779



                            Endeavor Explorations Inc.
--------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


             Nevada                                                Pending

(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)			     No.)


888 Dunsmuir Street, Suite 888, #2
Vancouver, British Columbia, Canada			V6C 3K4

(Address of principal executive offices)            (Postal or Zip Code)


Issuer's telephone number, including area code:       206-338-2649



                                       None

	 _____________________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    Yes  [ X ]   No  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [ X ]   No  [    ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,250,000 shares of common stock with a par value of $0.001 par value per share as of June 14, 2007.

ENDEAVOR EXPLORATIONS INC.

FINANCIAL STATEMENTS

APRIL 30, 2007  (Unaudited)








                                                                            Page

Balance Sheets 									1
Statements of Operations							2
Statements of Cash Flows							3
Notes to Financial Statements							4

ENDEAVOR EXPLORATIONS INC.
(A development stage company)

BALANCE SHEETS

                                             April 30, 2007     July 31, 2006
                                                (Unaudited)

A S S E T S

CURRENT
    Cash                                     $     10,189       $      18,954

                                             $     10,189       $      18,954

L I A B I L I T I E S

CURRENT
    Accounts payable and accrued liabilities $       4,560      $          -
    Due to shareholder                                  10                600
                                                     4,570                600


S T O C K  H O L D E R S'  E Q U I T Y

Common stock, $0.0001 par value
75,000,000 shares authorized,
  7,250,000 shares issued and outstanding
(July 31, 2006 - 7,250,000)			       725                 725
Additional paid-in capital                          26,075              26,075
Deficit accumulated during development stage       (21,181)             (8,446)

                                                     5,619              18,354

                                             $      10,189       $      18,954















See accompanying notes.

ENDEAVOR EXPLORATIONS INC.
(A development stage company)

STATEMENTS OF OPERATIONS
(Unaudited)



                                                            Three months  Three months   Nine months   Nine months  July 13, 2005
                                                               ended         ended          ended         ended      (Inception)
                                                             April 30,      April 30,     April 30,     April 30,   to January 31,
                                                                2007          2006          2007          2006	        2007

EXPENSES

                   Mineral property                           $  -       $     -         $     -       $    -       $  7,500
                   General and administrative                   6,784          -          12,735          500         13,681


NET LOSS                                                      $ 6,784    $     -         $12,735       $  500       $ 21,181


BASIC AND DILUTED NET LOSS PER SHARE                          $ (0.00)   $  (0.00)       $ (0.00)      $(0.00)


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING SHARE - BASIC AND DILUTED                         7,250,000  7,250,000       7,250,000     7,250,000























See accompanying notes

ENDEAVOR EXPLORATIONS INC.
(A development stage company)

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                       Nine months        Nine months          July 13, 2005
                                                          Ended              Ended              (Inception)
                                                        April 30,          April 30,           to April 30,
                                                           2007               2006                 2007

CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                      $   (12,735)       $        (500)        $     (21,181)
        Change in non cash working capital item:
        Accounts payable                                    4,560                    -                 4,560

NET CASH USED IN OPERATING ACTIVITIES                      (8,175)                (500)              (16,621)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                  -                    -                26,800
        Due to shareholder                                   (590)                 500                    10

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (590)                   -                26,810

INCREASE (DECREASE) IN CASH                                (8,765)                   -                10,189

CASH, BEGINNING                                            18,954                    -                     -

CASH, ENDING                                          $    10,189        $           -       $        10,189



SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for:
             Interest            		     $          -       $            -      $             -
             Income taxes                            $          -       $            -      $             -













See accompanying notes.

ENDEAVOR EXPLORATIONS INC.
(A development stage company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)



NOTE 1 - BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended
April 30, 2007 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.

Operating results for the nine months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $21,181 at April 30, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

ITEM 2. PLAN OF OPERATION

Our plan of operations for the twelve months following the date of this report is to complete the recommended exploration on the Fork claim. We plan to conduct this exploration in phases with a total estimated budget of $120,000.

The first phase would consist of geological mapping and sampling. The exploration program would take approximately one month to complete and would cost approximately $10,000. It should take approximately one month to complete, including compilation of results.

The second phase would entail geophysical surveying. The phase two program would take approximately two months to complete and would cost approximately $10,000.

The third phase would involve conducting a drill program on the Fork claim. This program would take approximately two to three months to complete and would cost $100,000.

In the next 12 months, we also anticipate spending an additional $20,000 on administrative expenses, including fees payable in connection with compliance with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $140,000.

While we have sufficient funds on hand to cover the proposed phase one exploration costs, we will require additional funding in order to complete additional exploration and to cover all of our anticipated administrative expenses and to proceed with any subsequent exploration work on the Fork mineral claim.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. We do not have any arrangements in place for any future equity financing. If we are unable to attract sufficient equity financing,

Mr. Forshaw has indicated that he is prepared to loan funds to us to cover anticipated expenses over the next 12 months. However, Mr. Forshaw is not contractually bound to loan funds to us and he is free to revoke his loan offer. Our initiation of the phase one exploration program will not be contingent on raising additional capital.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED APRIL 30, 2007

We did not earn any revenues during the nine-month period ended April 30, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Fork property, which is doubtful.

We incurred operating expenses in the amount of $12,735 for the nine-month period ended April 30, 2007. These operating expenses were comprised entirely of general and administrative expenses.

At April 30, 2007, we had total assets of $10,189, consisting entirely of cash and total liabilities of $4,570 consisting of accounts payable of $4,560 and loans payable to shareholders of $10.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2007. This evaluation was conducted by Robin Forshaw, our chief executive officer and Belkis Jimenez Rivero, our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 14, 2007


Endeavor Explorations Inc.


/s/ Robin Forshaw
------------------------------
Robin Forshaw
President, Chief Executive Officer
and director


/s/ Belkis Jimenez Rivero
------------------------------
Belkis Jimenez Rivero
Secretary, Treasurer, principal
accounting officer, principal
financial officer and director