Form 10KSB
period 2007-07-31
Endeavor Explorations Inc.
filed 2007-10-30
CIK 1390134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-140779

ENDEAVOR EXPLORATIONS INC.
(Name of small business issuer in its charter)

Nevada	Applied For
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

888 Dunsmuir Street, Suite 888, #2
Vancouver, British Columbia, Canada, V6C 3K4
(Address of principal executive offices)

(206) 338-2649
Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [   ]

State issuer’s revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$40,600 as at October 29, 2007 based on the last sales price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

7,250,000 shares of common stock as at October 29, 2007

PART I

Description

We intend to commence operations as an exploration stage company. An exploration stage company is involved in the search for mineral deposits. We own a 100% undivided right, title and interest, subject to a 1% net smelter returns royalty, in the mineral property known as the Fork claim. Our interest in the property consists of the right to explore for and remove minerals from the property. There is no assurance that a commercially viable mineral deposit exists on the property.

Our plan of operation is to conduct exploration work on the Fork mineral claim in order to ascertain whether it possesses economic quantities of zinc. There can be no assurance that economic mineral deposits or reserves exist on the Fork mineral claim until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Even if we complete our proposed exploration programs on the Fork mineral claim and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the Fork claim. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Location and Access

The Fork mineral claim are located about 18 miles east of Smithers, British Columbia. The claim is situated between the Dome and McKendrick Mountains and southwest toward Guess Lake. The property can be accessed by vehicle by a road near a local mine.

Physiography

The Fork mineral claim consists of low, rolling hills which elevate up to 4,500 feet with plenty of open swamps, small lakes and streams. Alpine meadows with heavy timber cover the far east and west of the claim where the property grounds drops off steeply.

Property Agreement

On July 28, 2006, we entered into an agreement with Ainslie Corrigan whereby she sold a 100% undivided right, title and interest, subject to a 1% net smelter returns royalty, in and to the Fork claim to us for $7,500. Other than our property agreement, neither we nor our management have any relationship with Ms. Corrigan.

The Fork mineral claim consists of four cells, which are smaller units that comprise the claim. Specifics of the four cells are as follows:

Claim Name	Tenure Number	Cell/Claim No.	Expiry Date

Dome-Endeavor	539331	093H11H085C	August 14, 2008
Dome-Endeavor	539331	093H11H086D	August 14, 2008
Dome-Endeavor	539331	093H11H095B	August 14, 2008
Dome-Endeavor	539331	093H11H096A	August 14, 2008

The claim consists of 25 square miles. The Fork claims expire on August 14, 2008. We must complete at least minimum exploration work on each claim prior to the expiry date in order to extend the claim expiry date by one year. Title to the claims may be extended on this basis in perpetuity, unless the government changes the exploration work requirements, which is not anticipated. Otherwise, we will lose our ownership of the claim comprising the Fork property. There are no other costs associated with extending the claims and there is no maximum number of times that the claims may be extended in this manner.

Infrastructure and Condition of the Property

The Fork mineral claims are free of mineral workings. There is no equipment or other infrastructure facilities located on the property. There is no power source located on the property. We will need to use portable generators if we require a power source for exploration of the Fork mineral claims.

Mineralization and Geology

In this section, the following technical geological terms have the indicated meanings:

Sedimentary rocks: rocks that are formed by continuous deposits of soil and fine rock, layer upon layer

Conglomerates: sedimentary rock consisting of individual stones that have become cemented together

Schistose: a group of common coarse-grained metamorphic rock that characteristically contain broad wavy bands of minerals that readily split into layers (Metaphoric rock is rock that has been physically altered by heat and/or pressure)

Tuffs: rock that has been violently ejected from a volcano during an eruption

Argillate: a compact rock derived from siltstone, mudstone, or shale which has been hardened or consolidated by pressure, cementation, or heat

Greywacke: signifying a grey, earthy rock generally characterized by its hardness and dark color

Andesite: a type of volcanic rock that is medium dark in color and contains approximately 60% silica, as well as iron and magnesium

Limestone: a sedimentary rock consisting mainly of calcium that was deposited by the remains of marine animals

Breccia: rock composed of angular fragments of older rocks melded together

Rhyolite: volcanic rock that characteristically is light in color, contains 69 percent silica or more, and is rich in potassium and sodium

Rhyolitic: volcanic igneous rock of light color textured with extremely small to large crystals

Intrusive: Igneous rocks that crystallized below Earth's surface from magma (molten rock or lava)

Pegmatite: a very coarse-grained igneous rock that has a grain size of 20 mm or more

Pyrite: a mineral composed of iron sulfide, also known as “fool’s gold”

Chalcopyrite: A sulphide mineral containing copper and iron; it is yellow in color

The Fork mineral claims consist of three divisions, the Lower Division, Middle Division and Upper Division. The property consists of typical volcanic and volcanic-sedimentary rock types.

The Lower Division of the property consists of very coarse purple conglomerates embedded with coarse-grained schistose purple tuffs which predominate at the top of this division. Also present are tuffaceous argillate and tuffaceous greywacke.

The Middle Division consists of conglomerates and breccia, coarse-grained fragmental rocks, as well as large amounts of limestone, argillite, and greywacke of impure varieties.

The Upper Division is at the south end of the property and is predominately volcanic in character. This division consists of thick green andesite and similar tuff, including major masses of rhyolite and rhyolitic tuff.

Intrusive rocks of the porphyritic variety are also present on the property, some of which are small irregular pegmatites containing grains of pyrite and rarely chalcopyrite.

Exploration History

The Fork claims have remained relatively free of exploration. There is no current exploration being conducted on the Fork mineral claims. We have no conducted any exploration on the claims to date, although we did spend $7,500 in order to acquire our interest on the claims.

Geological Report

In connection with our purchase of the Fork mineral claims, the vendor, Ms. Ainslie Corrigan, provided us with a geology report on the property that was prepared by Amanda Tremblay.

Ms. Tremblay graduated from Queen’s University of Ontario with a Bachelor of Science honors degree in geology. Based on her compilation of data relating to exploration and geology in the area of the Fork claim, she recommends exploration of the Fork claims that will consist of geological mapping, sampling, geophysical surveys and drilling.

Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work.

Sampling involves gathering soil samples or pieces of rock that appear to contain the minerals we are seeking. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. Geophysical surveys are applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the merit of properties.

Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the British Columbia specifically. We will not have to obtain any approvals or permits in order to complete the recommended phase one, two and three exploration programs on the Fork mineral claims. However, to engage in advanced exploration phases, such as drilling, we will require work permits, the posting of bonds, and the performance of remediation work for any significant physical disturbance to the land. Also, to operate a working mine in the jurisdiction, we will be required undertake an environmental review process. The cost of complying with these regulations may cost as much as $100,000 during the course of exploration that will be necessary to determine whether the Fork claims contain economic mineralization.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. Reclamation and environmental mediation essentially means that we have to take steps to put the property surface back in the same state as we initially found it. These steps usually include earth movement to fill any holes we create during exploration and tree planting.

The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

-	Water discharge will have to meet water standards;

-	Dust generation will have to be minimal or otherwise re-mediated;

-	Dumping of material on the surface will have to be re-contoured and re- vegetated;

-	An assessment of all material to be left on the surface will need to be environmentally benign;

-	Ground water will have to be monitored for any potential contaminants;

-	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

-	There will have to be an impact report of the work on the local fauna and flora.

Employees

We have no employees as of the date of this annual report other than our directors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Fork mineral claims, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Fork mineral claims. We will require additional financing to cover anticipated exploration and development of our property and to sustain our business operations. We do not currently have any arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for zinc and investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital and director loans. We do not have any arrangements in this regard. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Fork mineral claims to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have not yet commenced exploration on the Fork mineral claims. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on July 13, 2005 and to date have been involved primarily in organizational activities and the acquisition and purchase of a mineral property. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems and costs include, but are not limited to, weather conditions, availability of labor and consultants, unforeseen equipment costs and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Fork mineral claims and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claims containing economic mineralization or reserves is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the Fork mineral claims does not contain any reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED. OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent accountant’s report to our audited financial statements for the period ended July 31, 2007 indicates that since we have incurred losses since our inception and we are dependant upon adequate financing to fulfill our exploration activities, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our ability to generate profitable operations and obtain the necessary financing to meet our obligations and repay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins, environmental liability, which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT ENVIRONMENTAL REGULATION, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

To engage in advanced exploration phases in British Columbia, such as drilling, we will require work permits, the posting of bonds, and the performance of remediation work for any significant physical disturbance to the land. Also, to operate a working mine in the jurisdiction, an environmental review process is required. The cost of complying with these regulations may cost as much as $100,000 during the course of exploration that will be necessary to determine whether the Fork claims contain economic mineralization.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for minerals.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE FORK MINERAL CLAIMS, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Fork mineral claims do not contain any known bodies of mineralization. If our exploration programs are successful in establishing zinc of commercial tonnage and grade, we will require additional funds in order to place the property into commercial production. We may not be able to obtain such financing.

BECAUSE OUR DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Robin Forshaw, spends approximately 15% of his business time providing his services to us. Our secretary Ms. Belkis Jimenez Rivero spends approximately 20% of his business time providing his services to us. While Mr. Forshaw and Ms. Rivero presently possess adequate time to attend to our interests, it is possible that the demands on them from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

Our shares constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission and to provide other quotation information about the company to the investor.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2: DESCRIPTION OF PROPERTY

We own a 100% undivided right, title and interest, subject to a 1% net smelter returns royalty, in and to two mineral claims comprising the Fork mineral claims. We do not own or lease any property other than the Fork mineral claims.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock were quoted on the OTC Bulletin Board under symbol “EAVR” on July 10, 2007. However, during the fiscal year ended July 31, 2007, no trades of our common stock occurred through the facilities of the OTC Bulletin Board.

The quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We had 36 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operations for the twelve months following the date of this annual report is to complete the recommended exploration on the Fork claim. We plan to conduct this exploration in phases with a total estimated budget of $120,000.

The first phase would consist of geological mapping and sampling. The exploration program would take approximately one month to complete and would cost approximately $10,000. We anticipate commencing this phase of exploration in the fall of 2007. It should take approximately one month to complete, including compilation of results.

The second phase would entail geophysical surveying. The phase two program would take approximately two months to complete and would cost approximately $10,000. The third phase would involve conducting a drill program on the Fork claim. This program would take approximately two to three months to complete and would cost $100,000.

In the next 12 months, we also anticipate spending an additional $20,000 on administrative expenses, including fees payable in to order to comply with reporting obligations.

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

Results Of Operations For the Fiscal Year Ended July 31, 2007

We did not earn any revenues during the fiscal year ended July 31, 2007. We incurred operating expenses in the amount of $16,454 for the fiscal year. These operating expenses were comprised entirely of office and administration expenses. At July 31, 2007, our assets were comprised of cash of $1,910. Our liabilities at the same date totaled $10 and reflected an amount due to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue future acquisitions. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 7: FINANCIAL STATEMENTS

ENDEAVOR EXPLORATIONS INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Endeavor Explorations Inc.:

We have audited the balance sheets of Endeavor Explorations Inc. (an exploration stage company) as at July 31, 2007 and 2006 and the statements of operations, stockholders’ equity and cash flows for the year ended July 31, 2007, the period from July 13, 2005 (Inception) to July 31, 2006 and the period from July 13, 2005 (Inception) to July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended July 31, 2007, the period from July 13, 2005 (Inception) to July 31, 2006 and the period from July 13, 2005 (Inception) to July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
October 3, 2007

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
BALANCE SHEETS

	July 31, 2007	July 31, 2006

ASSETS

CURRENT ASSETS
Cash	$1,910	$18,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Due to related party (Note 5)	$10	$600

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

SUBSEQUENT EVENT (Note 7)

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Authorized:
75,000,000 common shares, $0.001 par value,
Issued and outstanding:
7,250,000 common shares	725	725
Additional paid in capital	26,075	26,075
Deficit accumulated during the exploration stage	(24,900)	(8,446)
	1,900	18,354

	$1,910	$18,954

The accompanying notes are an integral part of these financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative from
		July 13, 2005	July 13, 2005
	Year ended	(Inception) to	(Inception) to
	July 31, 2007	July 31, 2006	July 31, 2007

Expenses
Mineral property cost (Note 3)	$-	$7,500	$7,500
Office and administration expenses	16,454	946	17,400

Net loss	$16,454	$8,446	$24,900

Basic and diluted loss per share	$0.00	$0.00	$0.00

Weighted average number of shares outstanding	7,250,000	357,534

The accompanying notes are an integral part of these financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative from
	Year	July 13, 2005	July 13, 2005
	ended	(Inception) to	(Inception) to
	July 31, 2007	July 31, 2006	July 31, 2007

Operating Activities
Net loss	$(16,454)	$(8,446)	$(24,900)
Net Cash used in operating activities	(16,454)	(8,446)	(24,900)

Financing Activities
Proceeds on sale of common stock	-	26,800	26,800
Advances (repayment) to related party	(590)	600	10
Net Cash (used in) from financing activities	(590)	27,400	26,810

Increase (decrease) in cash during the period	(17,044)	18,954	1,910

Cash, beginning	18,954	-	-

Cash, ending	$1,910	$18,954	$1,910

Supplemental cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period July 13, 2005 (Inception) to July 31, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total
Balance, July 13, 2005,	-	$-	$-	$-	$-
Capital stock issued for cash:
– July 14, 2006 at $0.001 per share	3,000,000	300	2,700	-	3,000
– July 14, 2006 at $0.0056 per share	4,250,000	425	23,375	-	23,800

Net loss	-	-	-	(8,446)	(8,446)
Balance, July 31, 2006	7,250,000	725	26,075	(8,446)	18,354
Net loss	-	-	-	(16,454)	(16,454)
Balance, July 31, 2007	7,250,000	$725	$26,075	$(24,900)	$1,900

The accompanying notes are an integral part of these financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on July 13, 2005 and is in the exploration stage in respect to its mineral property. The recoverability of costs incurred for acquisition and exploration of its mineral property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to fund exploration expenditures and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses of $24,900 since inception and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

.
Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement ("FASB") No. 7 "Accounting and Reporting by Development Stage Enterprises" in its characterization of the Company as an exploration stage enterprise.

Mineral Property

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007

Note 2	Summary of Significant Accounting Policies – (cont’d)

Mineral Property – (cont’d)

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation,” foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and amounts due to related party approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

In accordance with SFAS No. 109 "Accounting for Income Taxes" the Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007

Note 2	Summary of Significant Accounting Policies – (cont’d)

Income Taxes – (cont’d)

Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at July 31, 2007 the Company had net operating loss carry forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

Basic Loss Per Share

Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, basic loss per share is equal to diluted loss per share.

Comprehensive Income (Loss)

SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2007, the Company has no items that represent a Comprehensive loss in the financial statements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Note 3	Mineral Property

By mineral property purchase agreement dated July 28, 2006, the Company acquired a 100% undivided right, title and interest in and to the Fork Claim located in the province of British Columbia, Canada from an unrelated party. Consideration for the acquisition was $7,500. Cumulative property costs of $7,500 were charged to operations. The claim is currently held in trust by the vendor for the benefit of the Company. Upon request by the Company the claim will be transferred to the Company.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007

Note 4	Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the year ended July 31, 2006, the Company issued 7,250,000 common shares for cash proceeds of $26,800.

At July 31, 2007 there are no outstanding options or warrants.

Note 5	Related Party Transactions

At July 31, 2007, the Company had received cash advances from a director of the Company totaling $10 (2006 - $600). The amount is unsecured, non-interest bearing and has no specified terms of repayment.

Related party transactions are measured at the exchange amount and occurred in the ordinary course of business.

Note 6	Income Taxes

As of July 31, 2007, the Company has a net operating loss carryforward of approximately $25,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2026.

The Company's income tax recovery for the year ended July 31, 2007 and 2006 and for the period from July 13, 2005 (date of inception) through July 31, 2007, respectively, differed from the statutory federal rate of 34% as follows:

	Year ended	Year ended
	July 31, 2007	July 31, 2006

Statutory rate applied to loss
before income taxes	$(5,594)	$(2,872)
Increase in income taxes
resulting from:
Deferred tax valuation
allowance	5,594	2,872

Income tax expense	$-	$-

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007

Note 6	Income Taxes – (cont’d)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of July 31, 2007 and 2006, respectively:

	July 31, 2007	July 31, 2006

Deferred tax assets:
Net operating loss carryforwards	$8,446	$2,872
Less valuation allowance	(8,446)	(2,872)

Net deferred tax assets	$-	$-

Note 7	Subsequent Event

Subsequent to July 31, 2007, a director of the Company advanced the Company $4,600. The advance bears no interest, and has no stated terms of repayment.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position with Registrant	Served as a Director
			or Officer Since

Robin Forshaw	60	President and C.E.O.	July 13, 2005
Belkis Jimenez Rivero	37	Secretary and Treasurer	July 13, 2005

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Mr. Robin Forshaw has acted as our president, chief executive officer and a director since our incorporation on July 13, 2005. Mr. Forshaw is an exploration management consultant and has served as a director for over sixteen public companies since 1985. From December 2003 to July 2006, he was a director of Red Tusk Resources Inc. From January 2004 to July 2006, he was a director and Senior Vice President of TTM Resources Inc.

Mr. Forshaw intends to devote approximately 15% of his business time to our affairs.

Ms. Belkis Jimenez Rivero has acted as our secretary, treasurer and a director since our incorporation on July 13, 2005. Ms. Jimenez Rivero has acted as President of Belkis Fashions, a private boutique fashion designer, manufacturer and distribution company in Vancouver, British Columbia since May 1999.

Ms. Jimenez Rivero does not have any professional training or technical credentials in the exploration, development and operation of mines.

Ms. Jimenez Rivero intends to devote approximately 20% of her business time to our affairs.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Robin Forshaw (President, CEO and director)	0	0	1
Belkis Jimenez Rivero (Secretary, treasurer and director)	0	0	1

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended July 31, 2007 and for the period from our inception on July 13, 2005 to July 31, 2006.

		Annual Compensation				Long Term Compensation
Restricted
					Other Annual	Stock	Options/	LTIP	All Other
Name (1)	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	Compensation
Robin Forshaw	President and CEO	2007 2006	$0 $0	0 0	0 0	0 0	0 0	0 0	0 0
Belkis Jimenez Rivero	Secretary Treasurer	2007 2006	$0 $0	0 0	0 0	0 0	0 0	0 0	0 0

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at October 29, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of	Name and address	Beneficial	Percent
Class	of beneficial owner	ownership	of class

Common Stock	Robin Forshaw President, Chief Executive Officer and Director 1108 Maplewood Cr. North Vancouver, BC, V7P 1H8	2,000,000	27.59%

Common Stock	Belkis Jimenez Rivero Secretary, Treasurer and Director 1106-1100 Harwood St. Vancouver, BC, V6E 1R7	1,000,000	13.79%

Common Stock	All officers and directors as a group that consists of two people	3,000,000	41.38%

The percent of class is based on 7,250,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13: EXHIBITS AND REPORTS

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
5.1*	Legal opinion of Fox Law Offices, PA, with consent to use
10.1*	Mineral Property Purchase Agreement dated July 28, 2006
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Claims location map

* filed as exhibits to our registration statement on Form SB-2 filed with the Securities & Exchange Commission on February 16, 2007

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2007.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, DMCL, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	July 31, 2007	July 31, 2006

Audit fees	$11,000	Nil
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Endeavor Explorations Inc.

By         /s/ Robin Forshaw
              Robin Forshaw
              President, CEO & Director
              Date: October 29, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ Robin Forshaw
              Robin Forshaw
              President, CEO & Director
              Date: October 29, 2007

By          /s/ Belkis Jimenez Rivero
              Belkis Jimenez Rivero
              Secretary and Director
              Date: October 29, 2007