Form 10QSB
period 2007-10-31
Endeavor Explorations Inc.
filed 2007-12-17
CIK 1390134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended October 31, 2007.

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________________________ to ________________________

Commission File Number 333-140779

ENDEAVOR EXPLORATIONS INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1106-1100 Harwood Street
Vancouver, British Columbia, Canada	V6E 1R7
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	206-338-2649

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of
the Exchange Act). Yes [X]    No [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,00,000 shares of common stock with a par value of $0.001 par value per share as of December 17, 2007.

ENDEAVOR EXPLORATIONS INC.

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2007

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)

BALANCE SHEETS

	October 31, 2007	July 31, 2007
	(Unaudited)

A S S E T S

CURRENT ASSETS
Cash	$4,823	$1,910

	$4,823	$1,910

L I A B I L I T I E S AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$555	$-
Due to related party	4,610	10
	5,165	10

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock
Authorized:
75,000,000 common shares, $0.001 par value,
Issued and outstanding:
7,250,000 common shares	725	725
Additional paid-in capital	26,075	26,075
Deficit accumulated during the exploration stage	(27,142)	(24,900)
	(342)	1,900

	$4,823	$1,910

The accompanying notes are an integral part of these financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative from
	Three months	Three months	July 13, 2005
	Ended	Ended	(Inception) to
	October 31, 2007	October 31, 2006	October 31, 2007

EXPENSES
Mineral property cost	$-	$-	$7,500
Office and administration expenses	2,242	5,558	19,642

NET LOSS	$2,242	$5,558	$27,142

BASIC AND DILUTED NET LOSS PER SHARE	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES	7,250,000	7,250,000
OUTSTANDING – BASIC AND DILUTED

The accompanying notes are an integral part of these financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from
	Three months	Three months	July 13, 2005
	Ended	Ended	(Inception) to
	October 31, 2007	October 31, 2006	October 31, 2007

OPERATING ACTIVITIES
Net loss	$(2,242)	$(5,558)	$(27,142)
Non-cash item	555	-	555
Net Cash used in operating activities	(1,687)	(5,558)	(26,587)

FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	26,800
Advances from (repayment to) related party	4,600	(590)	4,610
Net Cash from (used in) financing activities	4,600	(590)	31,410

INCREASE (DECREASE) IN CASH DURING	2,913	(6,148)	4,823
THE PERIOD

CASH, BEGINNING	1,910	18,954	-

CASH, ENDING	$4,823	$12,806	$4,823

SUPPLEMENTAL CASH FLOW
INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

OCTOBER 31, 2007

Note 1	Basis of Presentation

The accompanying unaudited interim financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements should be read in conjunction with the audited financial statements as of July 31, 2007 included in the Company’s filing on Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending July 31, 2008.

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

Item 2. Plan of Operation

Our plan of operations for the twelve months following the date of this report is to seek to acquire an interest in a new resource property. During the quarter ended October 31, 2007, we abandoned our interest in the Dome-Endeavor property due to unpromising exploration results. We have minimal finances and accordingly there is no assurance that we will be able to acquire an interest in any new property. We anticipate that we will have to complete additional financings in connection with the acquisition of any interest in a new property.

To date, we have not entered into any agreements for the acquisition of any interest in a new property. Further, we have no arrangements for any financing required to funds our continued operations or the acquisition of any interest in a new property. Even if we are able to acquire an interest in a new property, there is no assurance that we will be able to raise the financing necessary to complete exploration of the new property. Based on our financial position, there is no assurance that we will be able to continue our business operations.

If we are unable to attract sufficient equity financing, Ms. Jimenez Rivero has indicated that she is prepared to loan funds to us to cover anticipated expenses over the next 12 months. However, Ms. Jimenez Rivero is not contractually bound to loan funds to us and she is free to revoke her loan offer.

Results of Operations for the Period Ended October 31, 2007

We did not earn any revenues during the three-month period ended October 31, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Dome-Endeavor property, which is doubtful.

We incurred operating expenses in the amount of $2,242 for the three-month period ended October 31, 2007. These operating expenses were comprised entirely of general and administrative expenses.

At October 31, 2007, we had total assets of $4,823, consisting entirely of cash and total liabilities of $5,165 consisting of accounts payable of $555 and loans payable to directors of $4,610.

We conducted the first phase of an initial preliminary exploration program for base and precious metals on the Dome-Endeavor property. We obtained a geological report in November 2007 that summarizes the results and conclusions of this initial phase which concluded that further exploration of the Dome-Endeavor property is not warranted. Accordingly, we have abandoned our exploration of the Dome-Endeavor property.

We are presently seeking to acquire a new mineral or oil and gas exploration property. We have minimal finances and accordingly there is no assurance that we will be able to acquire an interest in a new property. We anticipate that we will have to complete additional financings in connection with the acquisition of any new property. To date, we have not entered into any agreement for the acquisition of any interest in a new property. Further, we have no arrangements for any financing required to fund our continued operations or the acquisition of any interest in a new property. Based on our financial position, there is no assurance that we will be able to continue our business operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2007. This evaluation was conducted by Belkis Jimenez Rivero, our chief executive officer and our principal accounting officer.

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

December 14, 2007

Endeavor Explorations Inc.

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero
President, Chief Executive Officer,
Secretary, Treasurer, principal
accounting officer, principal
financial officer and director