Form 10-Q
period 2008-01-31
Endeavor Explorations Inc.
filed 2008-03-17
CIK 1390134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        January 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to _________________

Commission file number     000-52958

ENDEAVOR EXPLORATIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1106 – 1100 Harwood Street, Vancouver, British Columbia, Canada	V6E 1R7
(Address of principal executive offices)	(Zip Code)
206-338-2649
(Registrant’s telephone number, including area code)
n/a (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [ X ] Yes         [    ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer                                           [     ]                                                                     Accelerated filer                                                   [     ]
Non-accelerated filer                                                [     ]  (Do not check if a smaller reporting company)       Smaller reporting company                               [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 14, 2008
common stock - $0.0001 par value	31,040,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

January 31, 2008

                                                         Table of Contents:                                                                                                                  Index

Page - 2

ENDEAVOR EXLORATIONS INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	January 31,	July 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$6,519	$1,910

	$6,519	$1,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrual liabilities	$15,987	$-
Current portion of long-term debt (Note 2)	35,863	-
Due to related parties	19,019	10
	70,869	10

Long-term debt (Note 2)	243,073	-
	313,942	10

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock (Note 3)
Authorized:
75,000,000 common shares, $0.0001 par value,
Issued and outstanding:
31,040,000 common shares (July 31, 2007 – 7,250,000)	3,104	725
Additional paid-in capital	7,043,695	26,075
Deficit accumulated during the exploration stage	(7,354,222)	(24,900)
	(307,423)	1,900

	$6,519	$1,910

The accompanying notes are an integral part of these interim financial statements

 ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	Three months	Three months	Six months	Six months	July 13, 2005
	ended	ended	ended	ended	(Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2008	2007	2008	2007	2008

EXPENSES
Mineral property cost (Note 4)	$7,292,997	$-	$7,292,997	$-	$7,300,497
Office and other administration expenses	34,083	394	36,325	5,952	53,725

NET LOSS	$7,327,080	$394	$7,329,322	$5,952	$7,354,222

NET LOSS PER SHARE - BASIC AND DILUTED	$0.32	$0.00	$0.50	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	23,069,451	7,250,000	14,723,060	7,250,000

The accompanying notes are an integral part of these interim financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Six months ended January 31,	Six months ended January 31,	July 13, 2005 (Inception) to January 31,
	2008	2007	2008

OPERATION ACTIVITIES
Net loss	$(7,329,322)	$(5,952)	$(7,354,222)
Non-cash items:
Accounts payable and accrual liabilities	15,987	-	15,987
Advances from (repayment to) related party	19,009	(590)	19,019
Net cash used in operations	(7,294,326)	(6,542)	(7,319,216)

FINANCING ACTIVITIES
Long-term debt	278,936	-	278,936
Proceeds on sale of common stock	20,000	-	46,800
Payments made for shares cancellation	(1)	-	(1)
Shares issued for purchase of mineral property	7,000,000	-	7,000,000
Net cash provided by financing activities	7,298,935	-	7,325,735

INCREASE (DECREASE) IN CASH	4,609	(6,542)	6,519

CASH, BEGINNING	1,910	18,954	-

CASH, ENDING	$6,519	$12,412	$6,519

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash item:
Shares issued for mineral property	$7,000,000	$-	$7,000,000

(The accompanying notes are an integral part of these interim financial statements)

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008
(Unaudited)

Note 1	Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2007 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

Note 2	Long-term debt

January 31, 2008
Mineral property debt	$278,936
Less: current portion	(35,863)
$243,073

On January 18, 2008, the Company purchased 100% interest in eight mineral claims known as Martin Lake Properties located in the Uranium City area of Northern Saskatchewan, Canada.  The Company is obligated to make future payments of $278,936 ($280,000 CAD) (Note 4).  The debt amount is repayable every ninety-two days, does not bear any interest.

Note 3	Common Stock

(a)	Effective November 9, 2007, the Company declared a three share for every one share stock dividend.

(b)	Effective November 30, 2007 the Company cancelled 8,000,000 of its issued and outstanding shares.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008
(Unaudited)

Note 3	Common Stock (Continued)

(c)	Effective January 23, 2008, the Company issued 40,000 common shares in accordance with a private placement to issue 40,000 shares at $0.50 per share for total proceeds of $20,000.

(d)
On January 18, 2008, the directors of the Company have approved an issuance of 10,000,000 common shares as part of the consideration of the purchase of the Martin Lake Properties.  The Company’s shares were trading at $1 per share on that day.

Note 4	Mineral Property

On January 18, 2008, the Company purchased 100% interest in eight mineral claims known as Martin Lake Properties located in the Uranium City area of Northern Saskatchewan, Canada.  Under the terms of the purchase agreement, the Company must make cash payment of $290,000 CAD and issue 10,000,000 restricted shares of common shares as follows:

(a)	$10,000 CAD initial payment upon closing (paid)

(b)	$280,000 CAD future payments comprised of a $12,000 CAD payment ninety-two days from the date of closing, and every ninety-two days after that date to a maximum of $280,000 CAD; and

(c)	10,000,000 restricted shared of the Company’s common stock upon closing.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF ENDEAVOR EXPLORATIONS INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Endeavor was incorporated in the State of Nevada on July 13, 2005.  Endeavor is an exploration stage company.  Endeavor’s principal business is the acquisition and exploration of mineral resources.  Endeavor has not presently determined whether the mineral properties that it has an interest in contain mineral reserves that are economically recoverable.

Management has decided to expand Endeavor’s focus and identify and assess new projects for acquisition purposes that are more global in nature.  Management will continue to focus on exploring and adding value to the project interests already acquired but will also now focus on new projects that present themselves as viable opportunities for Endeavor and its business.

Martin Lake Claims

On January 7, 2008, Endeavor Explorations Inc. acquired eight mineral claims located in the Uranium City area of Northern Saskatchewan known as the Martin Lake Properties (the “Martin Lake Claims”).  The Martin Lake Claims cover approximately 1,500 hectares (3,700 acres) and are all in good standing to at least November, 2008.  See Exhibit 10.2 – Mining Property Purchase Agreement for more details.

Fork Claims

Endeavor conducted and completed the first phase of an initial preliminary exploration program for base and precious metals on the Dome-Endeavor property (the “Fork Claims”).  Endeavor obtained a geological report in November 2007 that summarizes the results and conclusions of this initial phase, which concluded that further exploration of the Fork Claims was not warranted.   Accordingly, in November 2007 Endeavor abandoned the Fork Claims and any further exploration on this mineral property.

Plan of Operation

Martin Lake Claims

During the next 12 months management plans on advancing the exploration data base as well as conduct geological exploration work on its Martin Lake Claims located in the Uranium City area of Saskatchewan.  Management is currently organizing to send a geologist to the Martin Lake Claims to conduct a preliminary survey and propose an exploration work program for the Martin Lake Claims.  Management anticipates that the geologist will be able to visit the Martin Lake Claims in summer 2008.

Management intends to actively seek equity investment and or joint venture opportunities with other mining companies to help finance the geological work required to qualify its properties for a 43-101 compliant technical report.

Risk Factors

An investment in Endeavor’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Endeavor’s Form SB-2 filed on April 4, 2007 and Endeavor’s Form 10-KSB filed on October 30, 2007.

Page - 8

Financial Condition

As at January 31, 2008, Endeavor had a cash balance of $6,519.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Endeavor’s common stock or sale of part of its interest in the Martin Lake Claims.  If Endeavor is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Endeavor.  Endeavor does not have any financing arranged and Endeavor cannot provide investors with any assurance that Endeavor will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Endeavor’s business will fail.

Based on the nature of Endeavor’s business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Endeavor’s future financial results are also uncertain due to a number of factors, some of which are outside its control.  These factors include, but are not limited to:

•	Endeavor’s ability to raise additional funding;
•	the market price for minerals;
•	the results of Endeavor’s proposed exploration programs on its exploration mineral properties; and
•	Endeavor’s ability to find joint venture partners for the development of its exploration mineral properties.

Due to Endeavor’s lack of operating history and present inability to generate revenues, Endeavor’s auditors have stated their opinion that there currently exists a substantial doubt about Endeavor’s ability to continue as a going concern.  Even if Endeavor completes its current exploration program, and it is successful in identifying a mineral deposit, Endeavor will have to spend substantial funds on further drilling and engineering studies before it will know if it has a commercially viable mineral deposit or reserve.

Liquidity

Endeavor’s internal sources of liquidity will be loans that may be available to Endeavor from management.  Management has previously loaned Endeavor donated services and rent.  Though Endeavor has no written arrangements with any of its directors or officers, Endeavor expects that the directors or officers will provide Endeavor with internal sources of liquidity, if it is required.

Also, Endeavor’s external sources of liquidity will be private placements for equity conducted outside the United States.  During the quarter covered by this quarterly report, Endeavor did not complete any definitive arrangements for any external sources of liquidity.

Capital Resources

As of January 31, 2008, Endeavor had total assets of $6,519, consisting of cash, and total liabilities of $313,942 for a net working capital of $(307,423), compared with a net working capital of $12,402 as of January 31, 2007.  The liabilities consisted of $15,987 in accounts payable and accrual liabilities, $278,936 in long-term debt, and $19,019 due to related parties.

There are no assurances that Endeavor will be able to achieve further sales of its common stock or any other form of additional financing.  If Endeavor is unable to achieve the financing necessary to continue its plan of operations, then Endeavor will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the six month period ended January 31, 2008, net cash used in operating activities increased to $7,294,326 compared with $6,542for the same six month period in the previous fiscal year.

Page - 9

At January 31, 2008, Endeavor had cash of $6,519.  During the six month period ended January 31, 2008, Endeavor used $7,294,326 in cash for operating activities.  This was primarily a result of an operating loss of $7329,322, offset by non-cash items of $15,987 in accounts payable and accrual liabilities and advances from related parties of $19,009.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the six month period ended January 31, 2008 as compared with $nil of cash used for the same six month period in the previous fiscal year.

Net Cash Used in Financing Activities

Net cash flows provided by financing activities increased to $7,298,935 for the six month period ended January 31, 2008 as compared with financing of $nil for the same six month period in the previous fiscal year primarily as a result of the issuance of shares for the purchase of mineral property and long-term debt.

Results of Operation for the Period Ended January 31, 2008

Endeavor has had no operating revenues since its inception on July 13, 2005, through to January 31, 2008.  Endeavor’s activities have been financed from the proceeds of share subscriptions.  From its inception, on July 13, 2005, to January 31, 2008 Endeavor has raised a total of $46,800 from private offerings of its common stock.

For the period from inception on July 13, 2005, to January 31, 2008, Endeavor incurred total expenses of $7,354,222.  These expenses included $7,300,497 in mineral property costs represented by payments made and future payments to be made on the mineral property.  Endeavor also incurred $53,725 in office and other administration expenses.

For the six month period ended January 31, 2008, Endeavor incurred total expenses of $7,329,322.  These expenses included (1) $7,292,997 in mineral property costs; and (2) $36,325 for office and other administration expenses.

For the six month period ended January 31, 2007, Endeavor incurred total expenses of $5,952 for office and other administration expenses.

Endeavor has not attained profitable operations and is dependent upon obtaining financing to pursue future acquisitions.  For these reasons, there is substantial doubt that Endeavor will be able to continue as a going concern.

Off-balance Sheet Arrangements

Endeavor has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Endeavor had no contingencies or long-term commitments at January 31, 2008.

Tabular Disclosure of Contractual Obligations

Endeavor is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.
Page - 10

Overview and Anticipated Expenses

Management anticipates spending approximately $ 200,000 on the Martin Lake Claims in the next 12 months.  However, the amount to be spent on the Martin Lake Claims will depend on whether Endeavor conducts the exploration work program on the Martin Lake Claims itself or whether Endeavor enters into a joint venture with another party to assist with some or all of the exploration work program.

Management intends to continue to have Endeavor’s outside consultant assist in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by its independent auditor.  Endeavor’s outside consultant is expected to charge Endeavor approximately $1,250 to prepare its quarterly financial statements and approximately $1,750 to prepare its annual financial statements.  Endeavor’s independent auditor is expected to charge approximately $2,500 to review its quarterly financial statements and approximately $12,000 to audit its annual financial statements.  In the next 12 months, management anticipates spending approximately $25,000 to pay for Endeavor’s accounting and audit requirements.

Additionally, management expects to incur legal costs of approximately $4,000 per quarter to support three quarterly 10-Q filings and $5,000 to support one annual 10-K filing.  In the next twelve months, management anticipates spending approximately $17,000 for legal costs to pay for three quarterly filings and one annual filing.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Endeavor’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Endeavor files with the Securities and Exchange Commission.  These factors may cause Endeavor’s actual results to differ materially from any forward-looking statement.  Endeavor disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Endeavor is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including Walter Stunder, Endeavor’s Chief Executive Officer and Belkis Jimenez Rivero, Endeavor’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Page - 11

Management does not expect that Endeavor’s disclosure controls or its internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Mr. Stunder and Ms. Jimenez Rivero have evaluated the effectiveness of the design and operation of Endeavor’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Stunder and Ms. Jimenez Rivero have concluded that, as of the Evaluation Date, Endeavor’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports Endeavor files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Endeavor’s internal controls or, to Endeavor’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the Evaluation Date.

Management’s Report on Internal Controls over Financial Reporting

Endeavor is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Endeavor is not a party to any pending legal proceedings and, to the best of Endeavor’s knowledge, none of Endeavor’s property or assets are the subject of any pending legal proceedings.

Item 1A.  Risk Factors.

Endeavor is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Endeavor did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Endeavor did not sell any unregistered equity securities, with the exception of:

January 2008 - $0.50 Private Placement Offering

On January 23, 2008, the board of directors authorized the issuance of 40,000 restricted shares of common stock at a subscription price of $0.50 per restricted share.  Endeavor raised $20,000 in cash in this closing, and issued an aggregate 40,000 restricted shares of common stock to one  non-US subscriber outside the United States.  Endeavor set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

Page - 12

For the one  non-US subscriber outside the United States in this closing, Endeavor relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that Endeavor complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Endeavor received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Also, during the quarter ended January 31, 2008, the directors approved the issuance of 10,000,000 restricted shares of common stock in the capital of Endeavor pursuant to the terms and conditions of a mineral property purchase agreement dated January 18, 2008.  These shares were issued subsequent to the quarter-end.  See Exhibit 10.2 – Mineral Property Purchase Agreement for more details.
Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Endeavor.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, Endeavor reported all information that was required to be disclosed in a report on Form 8-K.

Endeavor has adopted a new code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Endeavor undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Endeavor at info@endeavorexplorations.com to request a copy of Endeavor’s code of ethics.  Management believes Endeavor’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Page - 13

Item 6.  Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are incorporated by reference to Endeavor’s previously filed Form SB-2, Form 10-KSB’s, and Form 10-QSB’s.

Exhibit	Description	Status
3.1	Articles of Incorporation of Endeavor Explorations Inc., filed as an Exhibit to Endeavor’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.	Filed
3.2	Bylaws of Endeavor Explorations Inc., filed as an Exhibit to Endeavor’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.	Filed
10.1
Mineral Property Purchase Agreement dated July 28, 2006 between Ainslie Corrigan and Endeavor Explorations Inc., filed as an Exhibit to Endeavor’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.
Filed
10.2
Mineral Property Purchase Agreement dated January 18, 2008 between Rod Dubnick and Endeavor Explorations Inc., filed as an Exhibit to Endeavor’s Form 8-K (Current Report) on January 24, 2008, and incorporated herein by reference.
Filed
14	Code of Ethics.	Included
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Endeavor Explorations Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

ENDEAVOR EXPLORATIONS INC.

By:/s/ Walter Stunder
Dated:                      March 17, 2008
Name:                      Walter Stunder
Title:                      Director and CEO
(Principal Executive Officer)

By:/s/ Belkis Jimenez Rivero
Dated:                      March 17, 2008
Name:                      Belkis Jimenez Rivero
Title:                      Director and CFO
(Principal Financial Officer)

Page - 14

Exhibit 14

Page - 15

ENDEAVOR EXPLORATIONS INC.

Code of Ethics

Overview

Endeavor has adopted a code of ethics (the “Code”) that is applicable to every officer, director, employee and consultant of the company and its affiliates (collectively the “Employee” or “Employees”).  The Code reaffirms the high standards of business conduct required of all Employees.  The Code is part of Endeavor’s continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its Employees to be aware and understand ethical business practices.  In most circumstances, the Code sets standards that are higher than the law requires.

Endeavor has also adopted eight corporate values: Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Open Communications and Positive Attitude.  See Schedule “A” for a statement on each value.  The values have been adopted to provide a framework for all Employees in conducting themselves in their jobs.  These values are not intended to substitute for the Code, but will serve as guidelines in helping the Employees to conduct Endeavor’s business in accordance with the Code.

The Code is not intended to cover every possible situation in which an Employee may find himself or herself.  It is meant to give each Employee the boundaries within which Endeavor expects each Employee to conduct himself or herself while representing Endeavor.  An Employee may find himself or herself in a situation where there is no clear guidance given by the Code.  If that occurs, return to the objective stated below: common sense, good judgment, high ethical standards and integrity, and refer to Endeavor‘s values.  In addition, there are many resources upon which an Employee may rely, including the President and other Endeavor officers and management.  Together all Employees can continue to make Endeavor a company that sets a standard for fashion service companies.

Objective

One of Endeavor’s objectives is to conduct all business operations in the utmost ethical manner utilizing common sense, good judgment, high ethical standards and integrity.  Endeavor cares about its Employees, shareholders, clients, suppliers, and the communities in which it conducts its business operations.  In the course of meeting its business objectives, Endeavor considers it essential that all Employees understand and comply with the Code and therefore share and participate in Endeavor’s way of conducting business.

Standard of Conduct

Endeavor insists that all aspects of its business operations are conducted with honesty, integrity and fairness, and with respect for the interests of those affected by its business and activities.  Endeavor also expects the same in its relationships with all those with whom it does business.

Each Employee must maintain and foster integrity and honesty in all dealings with clients and all business transactions.  Each Employee must commit to act according to the highest ethical standards and is expected to apply ethical business practices in administrative and financial aspects of the business operations of Endeavor.

No code of conduct can hope to lay down appropriate behavior for every situation, nor should it seek to do so.  Each Employee is required to make a careful and considered judgment of what is right and proper in any particular situation.

It is the obligation of every Employee in conducting the business operations of Endeavor to be responsible, honest, trustworthy, conscientious, and dedicated to the highest standards of ethical business practices.  Accordingly, all Employees are required to avoid not only impropriety, but also the appearance of impropriety in conducting the business operations of Endeavor.

Page - 16

Obeying the Law

All Employees of Endeavor are required to comply with (1) the letter and the spirit of laws and regulations of the countries in which Endeavor conducts business operations, (2) the accepted business practices in commercial markets, and (3) any contractual terms and conditions applicable to any business transaction.

It is expected that each Employee will use common sense, good judgment, high ethical standards and integrity in all the Employee’s business dealings.

Each Employee must commit to know and abide by all applicable laws and regulations.  Employees are expected to be familiar with the Code as it applies to their duties.  Each Employee is required to follow and to comply with the Code.  A refusal by any Employee to agree to be bound by the Code will be grounds for discipline up to and including dismissal.

A breach of any law, regulation or ethical standard by any Employee will not be justified by the pursuit of profit or the departure from acceptable practice by competitors.

Enforcement of Code

The Code will be enforced at all levels fairly and without prejudice.  Any breach of any standard of the Code may result in disciplinary action, up to and including termination.

Walter Stunder, Endeavor’s chief executive officer, has been appointed as Compliance Officer of Endeavor, responsible for overseeing compliance with, and enforcement of, the Code.  Belkis Jimenez Rivero, Endeavor’s chief financial officer, has been appointed as Assistant Compliance Officer of Endeavor, responsible for overseeing compliance with, and enforcement of, the Code.  If an Employee encounters a situation that the Employee is not able to resolve by reference to the Code, the Employee should ask for help from the Compliance Officer or the Assistant Compliance Officer if they need assistance in understanding or interpreting any part of the Code.

Any Employee who, in good faith, has reason to believe any operation or activity of Endeavor is in violation of the law or of the Code must call the matter to the attention of the Compliance Officer.  See Schedule “B” for a non-exhaustive list of reportable violations.

If the Employee has reason to believe that it would be inappropriate to report the operation or activity to the Compliance Officer, the Employee should report it to the Assistant Compliance Officer.  All reports will be reviewed and investigated and as necessary under the circumstances, and the reporting Employee should provide sufficient information to enable a complete investigation to be undertaken.

Page - 17

Any Employee who makes an allegation in good faith reasonably believing that a person has violated the law or the Code will be protected against retaliation.

Violations of the law or the Code will subject Employees to disciplinary action, up to and including termination of employment.  In addition, Employees involved may subject themselves and Endeavor to severe penalties, including fines and possible imprisonment.  Compliance with the law and high ethical standards in the conduct of Endeavor’s business should be a top priority for each Employee.

Insider Trading, Securities Compliance and Public Statements

Securities laws prohibit anyone who is in possession of material, non-public information (“Insider Information”) about a company from purchasing or selling stock of that company, or communicating the information to others.  Information is considered “material” if a reasonable investor would consider it to be important in making a decision to buy or sell that stock.  Some examples include financial results and projections, new products, acquisitions, major new contracts or alliances prior to the time that they are publicly announced.  Employees who become aware of such Inside Information about Endeavor must refrain from trading in the shares of Endeavor until the Inside Information is publicly announced.

Employees must also refrain from disclosing the insider Information to persons who do not have a need to know, whether they are inside Endeavor or outside, such as spouses, relatives or friends.

Endeavor makes regular formal disclosures of its financial performance and results of operations to the investment community.  Endeavor also regularly issues press releases.  Other than those public statements, which go through official channels, Employees are prohibited from communicating outside Endeavor about Endeavor’s business, financial performance or future prospects.  Such communications include questions from securities analysts, reporters or other news media, but also include seemingly innocent discussions with family, friends, neighbors or acquaintances.

Financial Reporting

Endeavor is required to maintain a variety of records for purposes of reporting to the government.  Endeavor requires all Employees to maintain full compliance with applicable laws and regulations requiring that its books of account and records be accurately maintained.  Specifics of these requirements are available from the Compliance Officer.

Accuracy of Records

Endeavor’s accounting records and supporting documents must accurately describe and reflect the nature and result of Endeavor’s business operations.  All activities and results of Endeavor’s business operations must be presented in a fair and balanced manner.

All business transactions must be properly authorized as well as completely and accurately recorded on Endeavor’s books.  Procedures for doing so must comply with Endeavor’s financial policy and follow Endeavor’s policy for authorization and documentation, as well as follow generally accepted accounting practices.  Budget proposals and other financial evaluations and forecasts must fairly represent all information relevant to the business transaction.  In addition, no unrecorded cash funds or other asset accounts will be established or maintained for any purpose.  Misapplication or improper use of corporate or property or false entry to records by any Employee or by others must be reported to Endeavor’s Board of Directors.

Page - 18

Record Keeping and Retention

To help maintain the integrity of Endeavor’s record-keeping and reporting systems, each Employee must know his or her area’s records retention procedures, including how data is stored and retrieved.  It is that person’s responsibility to know how to document and transact any entries or records that he or she is responsible for.  All Employees are expected to comply fully and accurately with all audits, including responding in a timely fashion to requests for records or other material from or on behalf of Endeavor’s auditors or management.

Communicating Accurate and Timely Information

In all interactions and communications, whether with shareholders, the public, clients, government agencies, or others inside or outside of Endeavor, each Employee is expected to be truthful and forthright.  This includes making accurate statements, not misrepresentations or statements intended to mislead or misinform; and responding promptly, accurately, and with full disclosure to requests from governmental agencies for information or documents.

Confidentiality

Employees must respect the confidentiality of information received in the course of business dealings and must never use such information for personal gain.  Information given by Employees in the course of business dealings must be true and fair and never designed to mislead.

Confidential information can only be revealed upon written authorization of management.

Employees must not use or disclose Endeavor’s trade secrets, proprietary, or confidential information, or any other confidential information gained in the performance of Endeavor as a means of making private profit, gain or benefit.

Employees must not use Internet bulletin boards or chat rooms to discuss matters or opinions related to Endeavor or any of its industries, or to respond to comments about Endeavor.  In today’s electronic age, posting information on Internet bulletin boards or even communicating in chat rooms is the same as “speaking to the media”.

Health and Safety

Endeavor is committed to protecting the health and safety of its Employees.  Endeavor expects employees to obey all laws and regulations designed to protect the health and safety of all employees, and to obtain and fully observe all permits necessary to do business.  At the very least, all Employees should be familiar with and comply with safety regulations applicable to their work areas.  Endeavor will make, to the extent possible, reasonable accommodations for the known physical or mental limitations of its Employees.  Employees who require an accommodation should contact the Compliance Officer.  Endeavor will then engage in an interactive process to determine what reasonable accommodations may exist.

Page - 19

Declaration of Interest

Each Employee is expected to avoid any activity, investment or association that interferes with the independent exercise of his or her judgment in Endeavor’s best interests (“Conflicts of Interest”). Conflicts of Interest can arise in many situations and occur most often in cases where the Employee or the Employee’s family obtains some personal benefit at the expense of Endeavor’s best interests.

No Employee, or any member of Employee’s immediate family, is allowed to accept money, gifts of other than nominal value, unusual entertainment, loans, or any other preferential treatment from any customer or supplier of Endeavor where any obligation may be incurred or implied on the giver or the receiver or where the intent is to prejudice the recipient in favor of the provider.  Likewise, no Employee is allowed to give money, gifts of other than nominal value, unusual entertainment or preferential treatment to any customer or supplier of Endeavor, or any employee or family members thereof, where any obligation might be incurred or implied, or where the intent is to prejudice the recipient in favor of Endeavor.  No Employee is allowed to solicit or accept kickbacks, whether in the form of money, goods, services or otherwise, as a means of influencing or rewarding any decision or action taken by a foreign or domestic vendor, customer, business partner, government employee or other person whose position may affect Endeavor’s business.

No Employee will use Endeavor’s property, services, equipment or business for personal gain or benefit.

Each Employee is required to reveal any personal interest that may impinge or might reasonably be deemed by others to impinge on the Employee’s business dealings with any industry partners of Endeavor.

Employees may not: (1) act on behalf of, or own a substantial interest in, any company or firm that does business, or competes, with Endeavor; (2) conduct business on behalf of Endeavor with any company or firm in which the Employee or a family member has a substantial interest or affiliation.  Exceptions require advance written approval from Endeavor’s Board of Directors.

Employees should not create the appearance that they are personally benefiting in any outside endeavor as a result of their employment by Endeavor, or that Endeavor is benefiting by reason of their outside interests.  Any Employee who is not sure whether a proposed action would present a conflict of interest or appear unethical should consult with the Compliance Officer.

Endeavor expects its Employees to avoid (1) personal activities and financial interests that could conflict with their responsibilities and obligations and (2) giving assistance to competitors, which could be in conflict with the interests of Endeavor or its clients.  All Employees are required to seek the consent of Endeavor management if they intend to become partners or shareholders in companies outside Endeavor’s corporate structure.

Fair Competition

Endeavor’s policy is to comply fully with competition and antitrust laws throughout the world.  Endeavor is committed to vigorous yet fair competition and supports the development of appropriate competition laws.  Each Employee must avoid any business arrangement that might prevent the effective operation of fair competition.  It is advised that each Employee consult with the Compliance Officer before attending a meeting with a party who may be viewed as a competitor.

Page - 20

International Trade

Endeavor must comply with a variety of laws around the world regarding its activities.  In some cases, the law prohibits the disclosure of information, whether the disclosure occurs within the U.S. or elsewhere, and whether or not the disclosure is in writing.

U.S. law and the Code prohibits giving, offering, or promising anything of value to any public official in the U.S. or any foreign country to influence any official act, or to cause an official to commit or omit any act in violation of his or her lawful duty.  The Foreign Corrupt Practices Act precludes payments to non-U.S. government officials for the purpose of obtaining or retaining business, even if the payment is customary in that country.  This law applies anywhere in the world to U.S. citizens, nationals, residents, businesses or employees of U.S. businesses.  Because Endeavor is a U.S. company, this law applies to Endeavor and all of its subsidiaries.  Any questions on this policy should be directed to the Compliance Officer.

Government Relations

Endeavor is prohibited by law from making any contributions or expenditures in connection with any U.S. national election.  This includes virtually any activity that furnishes something of value to an election campaign for a federal office.  Use of Endeavor’s name in supporting any political position or ballot measure, or in seeking the assistance of any elected representative, requires the specific approval of the President of Endeavor. Political contributions or expenditures are not to be made out of Endeavor’s funds in any foreign country, even if permitted by local law, without the consent of the President of Endeavor.

Vendors, Contractors, Consultants and Temporary Workers

Vendors, contractors, consultants or temporary workers who are acting on Endeavor’s behalf, or are on Endeavor’s property, are expected to follow the law, the Code, and honor Endeavor’s values.  Violations will subject the person or firm to sanctions up to and including loss of the contract, the contracting or consulting agreement, or the discharge from temporary assignment.

Compliance with the Code

It is the responsibility of Endeavor’s Board of Directors to ensure that the standards embodied in the Code are communicated to, understood and observed by all Employees.  Endeavor’s Board of Directors will not criticize management for any loss of business resulting from adherence to the Code.  Equally, Endeavor’s Board of Directors undertakes that no Employee will suffer as a consequence of bringing to their attention, or that of senior management, a breach or suspected breach of the Code.

Page - 21

The standards set out in the Code directly reflect Endeavor’s high ethical standards.  Endeavor expects and requires each and every Employee, as a representative of Endeavor, to fulfill Endeavor’s ethical commitment in a way that is visible to the outside world with which Endeavor conducts its business operations.

Each Employee is responsible for complying with the standards set out in the Code and must ensure that their personal conduct is above reproach.

Each Employee has an obligation to assure that the conduct of others around him or her complies with the Code.

All Employees have a legal, moral, and ethical duty to report to Endeavor’s Board of Directors and the appropriate authorities any known or suspected violations of law, regulations or corporate policy, including the Code.

Breaches of law, regulations and the standards of conduct listed above may lead to serious consequences for the Employee concerned.

Annual Acknowledgement

Each Employee will be required to sign a statement annually that he or she has read and understands Endeavor’s Code of Ethics.  This statement will also require that the Employee state that he or she is in full compliance with the Code.  The form of statement is attached as Schedule “C”.

Page - 22

Schedule “A”

VALUES

FOCUS:  We exist only because we are in the mineral exploration business.

RESPECT: We value all people, treating them with dignity at all times.

EXCELLENCE: We strive for “Best in Class” in everything we do.

ACCOUNTABILITY: We do what we say we will do and expect the same from others.

TEAMWORK: We believe that cooperative action produces superior results.

INTEGRITY: We are honest with each other, our customers, our partners, our shareholders and ourselves

OPEN COMMUNICATION: We share information, ask for feedback, acknowledge good work, and encourage diverse ideas.

POSITIVE ATTITUDE: We work hard, are rewarded for it, and maintain a positive attitude with a good sense of perspective, humor and enthusiasm.

Page - 23

Schedule “B”

Reportable Violations - Anonymous Reporting Program

Accounting Error
Accounting Omissions
Accounting Misrepresentations
Auditing Matters
Compliance/Regulation Violations
Corporate Scandal
Domestic Violence
Discrimination
Embezzlement
Environmental Damage
Ethics Violation
Fraud
Harassment
Industrial Accidents
Misconduct
Mistreatment
Poor Customer Service
Poor Housekeeping
Sabotage
Securities Violation
Sexual Harassment
Substance Abuse
Theft
Threat of Violence
Unfair Labor Practice
Unsafe Working Conditions
Vandalism
Waste
Waste of Time and Resources
Workplace Violence

Page - 24

Schedule “C”

Acknowledgement and Certification Statement

I acknowledge and certify that I have read and understand the information set forth in the Code of Ethics of Endeavor Explorations Inc. and will comply with these principles in my daily work activities. I am not aware of any violation of the standards of Endeavor’s Code of Ethics.

Date: _______________________________________________________________________

Name (print):  ________________________________________________________________

Position:  ___________________________________________________________________

Address:  ___________________________________________________________________

Signature:__________________________________________________________________

Page - 25

Exhibit 31

Page - 26

ENDEAVOR EXPLORATIONS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Walter Stunder, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending January 31, 2008 of Endeavor Explorations Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  March 17, 2008

/s/ Walter Stunder
Walter Stunder
Chief Executive Officer

Page - 27

ENDEAVOR EXPLORATIONS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Belkis Jimenez Rivero, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending January 31, 2008 of Endeavor Explorations Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  March 17, 2008

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero
Chief Financial Officer

Page - 28

Exhibit 32

Page - 29

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Endeavor Explorations Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Walter Stunder, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Walter Stunder
Walter Stunder
Chief Executive Officer

March 17, 2008

Page - 30

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Endeavor Explorations Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Belkis Jimenez Rivero, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and results of operations of the Company.

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero
Chief Financial Officer

March 17, 2008

Page - 31