Form 10-Q
period 2008-04-30
Endeavor Explorations Inc.
filed 2008-06-18
CIK 1390134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                April 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                                            to

Commission file number     000-52958

ENDEAVOR EXPLORATIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
114 West Magnolia Street, #400-102, Bellingham, Washington	98225
(Address of principal executive offices)	(Zip Code)
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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 13, 2008
common stock - $0.0001 par value	31,040,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

April 30, 2008

Page - 2

ENDEAVOR EXLORATIONS INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	April 30,	July 31,
	2008	2007

ASSETS

CURRENT
Cash	$16,522	$1,910

	$16,522	$1,910

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT
Accounts payable and accrual liabilities	$7,878	$-
Current portion of long-term debt (Note 2)	47,657	-
Promissory notes payable (Note 3)	64,409	-
Due to related parties	4,620	10
	124,564	10

Long-term debt (Note 2)	218,427	-
	342,991	10

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock (Note 4)
Authorized:
75,000,000 common shares, $0.0001 par value,
Issued and outstanding:
31,040,000 common shares (July 31, 2007 – 29,000,000)	3,104	725
Additional paid-in capital	7,108,104	26,075
Deficit accumulated during the exploration stage	(7,437,677)	(24,900)
	(326,469)	1,900

	$16,522	$1,910

SUBSEQUENT EVENT (Note 6)

The accompanying notes are an integral part of these interim financial statements

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	Three months	Three months	Nine months	Nine months	July 13, 2005
	ended	ended	ended	ended	(Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007	2008

EXPENSES
Mineral property cost (Note 5)	$-	$-	$7,292,997	$-	$7,300,497
Finance charges (Note 3)	64,409	-	64,409	-	64,409
Office and other administration expenses	19,046	6,784	55,371	12,735	72,771

NET LOSS	$(83,455)	$(6,784)	$(7,412,777)	$(12,735)	$(7,437,677)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.26)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	31,040,000	29,000,000	28,069,304	29,000,000

The accompanying notes are an integral part of these interim financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Nine months ended April 30,	Nine months ended April 30,	July 13, 2005 (Inception) to April 30,
	2008	2007	2008

OPERATING ACTIVITIES
Net loss	$(7,412,777)	$(12,735)	$(7,437,677)
Non cash item:
Shares issued for the purchase of mineral property	7,000,000	-	7,000,000
Finance charges	64,409	-	64,409
Non-cash working capital items:
Accounts payable and accrual liabilities	7,878	4,560	7,878
Advances from (repayment to) related party	4,610	(590)	4,620
Net cash used in operations	(335,880)	(8,765)	(360,770)

FINANCING ACTIVITIES
Long-term debt	266,084	-	266,084
Proceeds on sale of common stock	20,000	-	46,800
Promissory notes payable	64,409	-	64,409
Payments made for shares cancellation	(1)	-	(1)
Net cash provided by financing activities	350,492	-	377,292

INCREASE (DECREASE) IN CASH	14,612	(8,765)	16,522

CASH, BEGINNING	1,910	18,954	-

CASH, ENDING	$16,522	$10,189	$16,522

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash item:
Shares issued for mineral property	$7,000,000	$-	$7,000,000

(The accompanying notes are an integral part of these interim financial statements)

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Note 1                 Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended July 31, 2007 included in the Company's annual report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

Note 2                 Long-term debt

January 31, 2008
Mineral property debt	$266,084
Less: current portion	(47,657)
$218,427

On January 18, 2008, the Company purchased 100% interest in eight mineral claims known as Martin Lake Properties located in the Uranium City area of Northern Saskatchewan, Canada.  The Company is obligated to make future payments of $266,084 ($268,000 CAD) (Note 5).  The debt amount is repayable every ninety-two days, does not bear any interest.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Note 3	Convertible Promissory Notes Payable

a)
On December 14, 2007 the Company issued a convertible promissory note with a principal amount of $14,409 to a former officer, who ceased to be an officer of the Company on January 31, 2008. The note is unsecured, payable on demand and does not bear any interest. The note, or any part there of, can be converted to one share of the Company for each $0.01 outstanding in principal. At conversion, the maximum number of shares that will be issued is 1,440,900. In accordance with EITF 98-5, the beneficial conversion feature of $1,455,309 was limited to $14,409, being the face value of the note.

b)
On March 17, 2008 the Company issued a convertible promissory note with a principal amount of $25,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part there of, can be converted to one share of the Company for each $0.50 outstanding in principal. At conversion, the maximum number of shares that will be issued is 50,000. In accordance with EITF 98-5, the beneficial conversion feature of $63,500 was limited to $25,000, being the face value of the note.

c)
On April 15, 2008 the Company issued a convertible promissory note with a principal amount of $25,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part there of, can be converted to one share of the Company for each $0.50 outstanding in principal. At conversion, the maximum number of shares that will be issued is 50,000. In accordance with EITF 98-5, the beneficial conversion feature of $70,000 was limited to $25,000, being the face value of the note.

Note 4	Common Stock

(a)	Effective November 9, 2007, the Company declared a three share for every one share stock dividend.

(b)	Effective November 30, 2007 the Company cancelled 8,000,000 of its issued and outstanding shares.

(c)	Effective January 23, 2008, the Company issued 40,000 common shares in accordance with a private placement at $0.50 per share for total proceeds of $20,000.

(d)	On January 18, 2008, the directors of the Company approved the issuance of 10,000,000 common shares as part of the consideration of the purchase of the Martin Lake Properties (Note 5).

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Note 5	Mineral Property

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

Note 6                 Subsequent Event

On May 21, 2008, the Company issued a convertible promissory note with a principal amount of $25,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part there of, can be converted to one share of the Company for each $0.50 outstanding in principal. At conversion, the maximum number of shares that will be issued is 50,000.

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

Martin Lake Claims

On January 18, 2008, Endeavor Explorations Inc. acquired eight mineral claims located in the Uranium City area of Northern Saskatchewan known as the Martin Lake Properties (the “Martin Lake Claims”).  The Martin Lake Claims cover approximately 1,500 hectares (3,700 acres) and are all in good standing to at least November, 2008.  See Exhibit 10.2 – Mining Property Purchase Agreement for more details.

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

Page - 9

Financial Condition

As at April 30, 2008, Endeavor had a cash balance of $16,522.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Endeavor’s common stock or sale of part of its interest in the Martin Lake Claims.  If Endeavor is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Endeavor.  Endeavor does not have any financing arranged and Endeavor cannot provide investors with any assurance that Endeavor will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Endeavor’s business will fail.

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

Capital Resources

As of April 30, 2008, Endeavor had total assets of $16,522, consisting of cash, and total liabilities of $342,991 for a net working capital of $(326,469), compared with a net working capital of $1,900 as of July 31, 2007.  The liabilities consisted of $7,878 in accounts payable and accrual liabilities, $266,084 in long-term debt, $64,409 in promissory notes payable, and $4,620 due to related parties.

There are no assurances that Endeavor will be able to achieve further sales of its common stock or any other form of additional financing.  If Endeavor is unable to achieve the financing necessary to continue its plan of operations, then Endeavor will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the nine month period ended April 30, 2008, net cash used in operating activities increased to $321,348 compared with $8,765 for the same nine month period in the previous fiscal year.

Page - 10

At April 30, 2008, Endeavor had cash of $16,522.  During the nine month period ended April 30, 2008, Endeavor used $335,880 in cash for operating activities.  This was primarily a result of $7,000,000 for the shares issued to purchase the mineral property, and finance charges of $64,409, and the non-cash working capital items of $7,878 in accounts payable and accrual liabilities, and advances from related parties of $4,610.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the nine month period ended April 30, 2008 as compared with $nil of cash used for the same nine month period in the previous fiscal year.

Net Cash Provided By Financing Activities

Net cash flows provided by financing activities increased to $350,492 for the nine month period ended April 30, 2008 as compared with financing activities of $nil for the same nine month period in the previous fiscal year primarily as a result of the long-term debt of $266,084, proceeds on sale of common stock of $20,000, and a promissory note payable of $64,409.

Results of Operation for the Period Ended April 30, 2008

Endeavor has had no operating revenues since its inception on July 13, 2005, through to April 30, 2008.  Endeavor’s activities have been financed from the proceeds of share subscriptions.  From its inception, on July 13, 2005, to April 30, 2008 Endeavor has raised a total of $46,800 from private offerings of its common stock.

For the period from inception on July 13, 2005, to April 30, 2008, Endeavor incurred total expenses of $7,437,677.  These expenses included $7,300,497 in mineral property costs represented by payments made and future payments to be made on the mineral property.  Endeavor also incurred $64,409 in finance charges and $72,771 in office and other administration expenses.

For the nine month period ended April 30, 2008, Endeavor incurred total expenses of $7,412,777.  These expenses included (1) $7,292,997 in mineral property costs; (2) $55,371 for office and other administration expenses; and (3) $64,409 finance charges.

For the nine month period ended April 30, 2007, Endeavor incurred total expenses of $12,735 for office and other administration expenses.

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

Endeavor had no contingencies or long-term commitments at April 30, 2008.

Tabular Disclosure of Contractual Obligations

Endeavor is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 11

Overview and Anticipated Expenses

Management anticipates spending approximately $200,000 on the Martin Lake Claims in the next 12 months.  However, the amount to be spent on the Martin Lake Claims will depend on whether Endeavor conducts the exploration work program on the Martin Lake Claims itself or whether Endeavor enters into a joint venture with another party to assist with some or all of the exploration work program.

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

Page - 12

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

February 2008 - Mineral Property Purchase Agreement

Also, during the quarter ended January 31, 2008, the directors approved the issuance of 10,000,000 restricted shares of common stock in the capital of Endeavor pursuant to the terms and conditions of a mineral property purchase agreement dated January 18, 2008.  These shares were issued on February 5, 2008.  See Exhibit 10.2 – Mineral Property Purchase Agreement for more details.

Page - 13

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
Filed
14	Code of Ethics, filed as an Exhibit to Endeavor’s Form 10-Q (Quarterly Report) on March 17, 2008, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 14

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Endeavor Explorations Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

ENDEAVOR EXPLORATIONS INC.

By:/s/ Walter Stunder
Dated:                      June 17, 2008
Name:                      Walter Stunder
Title:                      Director and CEO
(Principal Executive Officer)

By:/s/ Belkis Jimenez Rivero
Dated:                      June 17, 2008
Name:                      Belkis Jimenez Rivero
Title:                      Director and CFO
(Principal Financial Officer)

Page - 15

Exhibit 31

Page - 16

ENDEAVOR EXPLORATIONS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Walter Stunder, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending April 30, 2008 of Endeavor Explorations Inc.;

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

Date:  June 17, 2008

/s/ Walter Stunder
Walter Stunder
Chief Executive Officer

Page - 17

ENDEAVOR EXPLORATIONS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Belkis Jimenez Rivero, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending April 30, 2008 of Endeavor Explorations Inc.;

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

Date:  June 17, 2008

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero
Chief Financial Officer

Page - 18

Exhibit 32

Page - 19

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Endeavor Explorations Inc. (the “Company”) on Form 10-Q for the period ending April 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Walter Stunder, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Walter Stunder
Walter Stunder
Chief Executive Officer

June 17, 2008

Page - 20

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Endeavor Explorations Inc. (the “Company”) on Form 10-Q for the period ending April 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Belkis Jimenez Rivero, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero
Chief Financial Officer

June 17, 2008

Page - 21