Form 10-K
period 2008-07-31
Endeavor Explorations Inc.
filed 2008-11-03
CIK 1390134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         July 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to____________________

Commission file number    000-52958

ENDEAVOR EXPLORATIONS INC.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

114 West Magnolia Street, #400-112, Bellingham, Washington	98225
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  206-338-2649

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     [   ] Yes         [ T ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     [   ] Yes         [ T ]  No

Page - 1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ T ] Yes         [   ]  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ T ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer                   [     ]                                                                                                Accelerated filer                                               [     ]
Non-accelerated filer                        [     ]  (Do not check if a smaller reporting company)           Smaller reporting company                             [ T ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ X ] Yes         [   ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $20,040,000 as of January 31, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 29, 2008
common stock - $0.0001 par value	31,040,000

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Endeavor’s registration statement on Form SB-2 filed on February 16, 2007; Exhibit 10.1 (Mineral Property Purchase Agreement) filed as an exhibit to Endeavor’s registration statement on Form SB-2 filed on February 16, 2007; Exhibit 10.2 (Mineral Property Purchase Agreement) filed as an exhibit to Endeavor’s Form 8-K (Current Report) filed on January 24, 2008; and Exhibit 14 (Code of Ethics) filed as an exhibit to Endeavor’s Form 10-Q (Annual Report) filed on March 17, 2008.

Page - 2

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Endeavor’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Endeavor’s files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended July 31, 2008, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and Endeavor disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  Endeavor may, from time to time, make oral forward-looking statements.  Endeavor strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Endeavor’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Endeavor to materially differ from those in the oral forward-looking statements. Endeavor disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.                      Description of Business.

(a)	Business Development

Endeavor Explorations Inc. (“Endeavor”) is a Nevada corporation that was incorporated on July 13, 2005.

Endeavor maintains its statutory resident agent’s office at Suite 304, 2470 Saint Rose Parkway, Henderson, Nevada, 89074 and its business office is located at 114 West Magnolia Street, #400-102, Bellingham, Washington, 98225.  Endeavor’s office telephone number is (206) 338-2649.

Endeavor has an authorized capital of 75,000,000 shares of common stock with a par value of $0.0001 per share with 31,040,000 shares of common stock currently issued and outstanding.

Endeavor has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Endeavor’s business.

(b)	Business of Endeavor

Endeavor is a startup exploration stage company without operations.  Endeavor’s principal business is the acquisition and exploration of mineral resources.  Endeavor has an interest in eight mineral claims located in the Uranium City area of Northern Saskatchewan, which were acquired in January 2008.

Management has decided to expand Endeavor’s focus and identify and assess new projects for acquisition purposes that are more global in nature.  Management will continue to focus on exploring and adding value to the project interests already acquired but will also now focus on new projects that present themselves as viable opportunities for Endeavor and its business.

Page - 3

Fork Claims

Endeavor conducted and completed the first phase of an initial preliminary exploration program for base and precious metals on the Dome-Endeavor property (the “Fork Claims”).  Endeavor obtained a geological report in November 2007 that summarizes the results and conclusions of this initial phase, which concluded that further exploration of the Fork Claims was not warranted.   Accordingly, in November 2007 Endeavor abandoned the Fork Claims and any further exploration on this mineral property

Martin Lake Claims

On January 18, 2008, Endeavor Explorations Inc. acquired eight mineral claims located in the Uranium City area of Northern Saskatchewan known as the Martin Lake Properties (the “Martin Lake Claims”).  The Martin Lake Claims cover approximately 1,500 hectares (3,700 acres) and are all in good standing to at least November 2008.  See Exhibit 10.2 – Mining Property Purchase Agreement for more details.

Endeavor has not determined whether its mineral properties contain mineral reserves that are economically recoverable.  There is no assurance that a commercially viable mineral deposit exists on any of Endeavor’s mineral properties.  Additional exploration will be required before a final evaluation as to the economic and legal feasibility of Endeavor’s mineral properties can be determined.

Endeavor has no current plans to change its business activities from mineral exploration or to combine with another business.  It is possible that beyond the foreseeable future that if Endeavor’s mineral exploration efforts fail and world demand for the minerals Endeavor is seeking drops to the point that it is no longer economical to explore for these minerals Endeavor may need to change its business plans.  However, until Endeavor encounters such a situation it intends to explore for minerals on its mineral properties.

Martin Lake Claims – Saskatchewan, Canada

Location and Means of Access to the Martin Lake Claims

The Martin Lake Claims are all located within a four kilometres distance of Uranium City, Saskatchwen, and are accessable via fourwheel drive vehicle.

Conditions to Retain Title to the Martin Lake Claims

On January 18, 2008, Endeavor purchased 100% interest in the Martin Lake Claims.  Under the terms of the purchase agreement, Endeavor must make cash payment of CDN$290,000 and issue 10,000,000 restricted shares of common shares as follows:

(a)	$10,000 CAD initial payment, which was paid upon closing;

(b)
CDN$280,000 future payments comprised of a CDN$12,000 payment ninety-two days from the date of closing, and every ninety-two days after that date to a maximum of CDN$280,000, of which CND$24,000 has been paid as of the date of this annual report; and

(c)   10,000,000 restricted shared of Endeavor’s common stock, which have been issued subsequent to closing.

History of Martin Lake and the Martin Lake Claims

The Martin Lake Claims have had extensive exploration including extensive geological mapping, radiometric surveys as well as diamond drilling.  The Martin Lake Claims have hosted four producing uranium mines, the Cayzor Athabasca, Leonard, St. Michael and Smitty.  All mines production history was from the late 1950’s until the early 1960’s.

Present Conditions of the Martin Lake Claims

The Martin Lake Claims are all in good standing until November 21, 2008.

Page - 4

Geology of the Martin Lake Claims

The Martin  Lake Claims are favourably situated near the centre of an established mineralized disctrict and specifically along a complex mineralized structural belt.  The belt is composed of a complex assortment of metasedimentary rocks that are highly distorted, faulted, milonitized and granitized to various degrees.  The belt is shattered and distorted by a complex network of generally northeast-southwest striking faults which conform to the major regional structure trends.

Competition

The mineral exploration business is an extremely competitive industry.  Endeavor is competing with many other exploration companies looking for minerals.  Endeavor is one of the smallest exploration companies and a very small participant in the mineral exploration business.  Being a junior mineral exploration company, Endeavor competes with other similar companies for financing and joint venture partners.  Additionally, Endeavor competes for resources such as professional geologists, camp staff, rental equipment, and mineral exploration supplies.

Raw Materials

The raw materials for Endeavor’s exploration program will include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available from a variety of suppliers.  If heavy machinery and qualified operators are required, Endeavor intends to contract the services of  professional mining contractors, drillers and geologist.

Dependence on Major Customers

Endeavor has no customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Endeavor has no intellectual property such as patents or trademarks. Additionally, Endeavor has no royalty agreements or labor contracts.

Government Controls and Regulations

Endeavor’s business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time.  However, Endeavor is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective.  Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by Endeavor.

The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations.  With respect to the regulation of mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards.  Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mining properties following the cessation of operations, and may require that some former mining properties be managed for long periods of time.

Endeavor will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in Saskatchewan specifically.  Endeavor will not have to obtain any approvals or permits in order to complete its exploration work program on the Martin Lake Claims.

However, to engage in advanced exploration phases, such as drilling, Endeavor will require work permits, the posting of bonds, and the performance of remediation work for any significant physical disturbance to the land.  Also, to operate a working mine in the jurisdiction, Endeavor will be required undertake an environmental review process.  The cost of complying with these regulations may cost as much as $100,000 during the course of exploration that will be necessary to determine whether the Martin Lake Claims contain economic mineralization.

If Endeavor enters into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

Page - 5

-	Water discharge will have to meet water standards.
-	Dust generation will have to be minimal or otherwise re-mediated.
-	Dumping of material on the surface will have to be re-contoured and re-vegetated.
-	An assessment of all material to be left on the surface will need to be environmentally benign.
-	Ground water will have to be monitored for any potential contaminants.
-	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated.
-	There will have to be an impact report of the work on the local fauna and flora.

Management believes that Endeavor is in substantial compliance with all material current government controls and regulations for the Martin Lake Claims.

Costs and Effects of Compliance with Environmental Laws

Endeavor currently has no costs to comply with environmental laws concerning its exploration program on the Martin Lake Claims.

However, Endeavor will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  Reclamation and environmental mediation essentially means that Endeavor has to take steps to put the property surface back in the same state as Endeavor initially found it.  These steps usually include earth movement to fill any holes Endeavor creates during exploration and tree planting.

The amount of these costs is not known at this time as Endeavor does not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs.  Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or Endeavor’s competitive position in the event a potentially economic deposit is discovered.

Expenditures on Research and Development During the Last Two Fiscal Years

Endeavor has not incurred any research or development expenditures since its inception on July 13, 2005.

Number of Total Employees and Number of Full Time Employees

Endeavor does not have any employees other than the directors and officers of Endeavor.  Endeavor intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on the Martin Lake Claims as required throughout the course of its mineral exploration program.

Item 1A.  Risk Factors.

Endeavor is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.  Unresolved Staff Comments.

Endeavor is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.                      Description of Property.

Endeavor’s executive offices are located at 114 West Magnolia Street, #400-102, Bellingham, Washington, 98225.

Endeavor also has an interest in eight mineral claims located in the Uranium City area of Northern Saskatchewan, Canada as described in more detail above in “Item 1. Description of Business”.

Page - 6

Item 3.                      Legal Proceedings.

Endeavor is not a party to any pending legal proceedings and, to the best of Endeavor’s knowledge, none of Endeavor’s property or assets are the subject of any pending legal proceedings.

Item 4.                      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

Endeavor’s common stock has been quoted on the NASD OTC Bulletin Board under the symbol “EAVR” since July 10, 2007.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended October 27, 2008.  The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
27 October 2008	$1.32	$0.51	Pink OTC Markets Inc.
31 July 2008	$2.05	$1.01	Pink OTC Markets Inc.
30 April 2008	$1.50	$0.98	Pink OTC Markets Inc.
31 January 2008 (after 3 for 1 dividend)	$1.02	$0.10	Pink OTC Markets Inc.
23 November 2007	$1.01	$0.15
31 October 2007	$0.15	$0.15	Pink OTC Markets Inc.
31 July 2007	none	none	Pink OTC Markets Inc.

(b)           Holders of Record

Endeavor has approximately 32 holders of record of Endeavor’s common stock as of October 8, 2008 according to a shareholders’ list provided by Endeavor’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Endeavor of the number of beneficial owners of common stock held in street name.  The transfer agent for Endeavor’s common stock is Empire Stock Transfer Inc., 2470 St. Rose Parkway, Suite #304, Henderson, Nevada, 89074 and their telephone number is 702-818-5898.

(c)           Dividends

Endeavor has declared no dividends on its common stock, and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock.  Dividends are declared at the sole discretion of Endeavor’s Board of Directors.

On November 9, 2007, the Board of Directors declared a stock dividend of three shares for every one share of common stock issued.  The stock dividend was paid out on November 23, 2007.

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

Fiscal 2006 Sales of Unregistered Securities

Endeavor sold 7,250,000 shares of unregistered securities in fiscal 2006. All of these 7,250,000 shares were subscribed for in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 (the “1933 Act”) and were sold to Canadian residents.

Page - 7

The shares include the following:

1.	On July 14, 2006, Endeavor issued 2,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $2,000 received from Robin Forshaw.

2.	On July 14, 2006, Endeavor issued 1,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $1,000 received from Belkis Jimenez Rivero.

3.	On July 14, 2006, Endeavor issued 4,250,000 shares of common stock to 34 non-affiliate Canadian residents at a price of $0.0056 per share for cash proceeds of $23,800.

With respect to all of the above offerings, Endeavor completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the 1933 Act on the basis that the sale of the common stock was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S.  Endeavor did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares.  Each investor represented to Endeavor that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.  The subscription agreement executed between Endeavor and the investor included statements that the securities had not been registered pursuant to the 1933 Act and that the securities may not be offered or sold in the United States unless the securities are registered under the 1933 Act or pursuant to an exemption from the 1933 Act.  The investor agreed by execution of the subscription agreement for the common stock: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; (ii) that Endeavor is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the 1933 Act.  All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the 1933 Act and could not be resold without registration under the 1933 Act or an applicable exemption from the registration requirements of the 1933 Act.

Each investor was given adequate access to sufficient information about Endeavor to make an informed investment decision.  None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to any of the investors.

November 2007 - Stock dividend

On November 9, 2007, the board of directors of Endeavor declared a stock dividend on its outstanding shares of common stock.  For every share that a shareholder owned on November 21, 2007, that shareholder received an additional three (3) shares on November 23, 2007.   On November 26, 2007, the stock dividend was ex-dividend and Endeavor’s trading price was adjusted accordingly.  The stock dividend resulted in an increase of the Endeavor’s issued and outstanding share capital from 7,250,000 shares of common stock to 29,000,000 shares of common stock.

December 2007 – Return to Treasury

On December 3, 2007, there was a change in control in the voting shares of Endeavor. The basis of the change in control was a cancellation of 8 million shares, which were returned to treasury.  As a result of the change of Robin Forshaw’s role with Endeavor, Mr. Forshaw agreed to return 8,000,000 of his shares to Endeavor for cancellation, which represented 27.6% of the issued and outstanding shares of common stock in the capital of Endeavor.

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

Page - 8

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

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Endeavor’s common stock.

(e)	Penny Stock Rules

Trading in Endeavor’s common stock is subject to the “penny stock” rules.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends Endeavor’s common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Endeavor’s securities, which could severely limit their market price and liquidity of Endeavor’s securities.  The application of the “penny stock” rules may affect your ability to resell Endeavor’s securities.

Item 6.  Selected Financial Data.

Endeavor is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF ENDEAVOR EXPLORATIONS INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

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

Page - 9

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

Plan of Operation

Martin Lake Claims

During the next 12 months management plans on advancing the exploration data base as well as conduct geological exploration work on its Martin Lake Claims located in the Uranium City area of Saskatchewan.  Management is currently organizing to send a geologist to the Martin Lake Claims to conduct a preliminary survey and propose an exploration work program and complete an NI 43-101 compliant technical report for the Martin Lake Claims.  Management anticipates that the geologist will be able to visit the Martin Lake Claims in Fall 2008.

Management intends to actively seek equity investment and or joint venture opportunities with other mining companies to help finance the geological work required to advance the exploration work required on the Martin Lake Claims.

Risk Factors

An investment in Endeavor’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Endeavor’s Form SB-2/A filed on April 4, 2007 and Endeavor’s Form 10-KSB filed on October 30, 2007.

Financial Condition

As at July 31, 2008, Endeavor had a cash balance of $11,072.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Endeavor’s common stock or sale of part of its interest in the Martin Lake Claims.  If Endeavor is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Endeavor.  Endeavor does not have any financing arranged and Endeavor cannot provide investors with any assurance that Endeavor will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Endeavor’s business will fail.

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

Functional Currency

Endeavor’s functional currency is the United States dollar.  Endeavor has determined that its functional currency is the United States dollar for the following reasons:

Page - 10

●      Endeavor’s current and future financings are and will be in United States dollars;
●      Endeavor maintains a majority of its cash holdings in United States dollars;
●	any potential sales of minerals recovered from the Martin Lake Claims will be undertaken in United States dollars;
●      a majority of Endeavor’s administrative expenses are undertaken in United States dollars;
●      all cash flows are generated in United States dollars; and
●	the Martin Lake Claims are located in Canada, and even though the exploration expenses are estimated in Canadian dollars, these expenses can usually be requested to be billed in United States dollars.

Exploration Expenses – Canadian GAAP vs. US GAAP

Under Canadian GAAP, mineral properties including exploration, development and acquisition costs, are carried at cost and charged to operations if the properties are abandoned or impaired.  Under US GAAP, all expenditures relating to mineral interests prior to the completion of a definitive feasibility study, which establishes proven and probable reserves, must be expensed as incurred.  Once a final feasibility study has been completed, additional costs incurred to bring a mine into production are capitalized as development costs.  Endeavor’s audited financial statements use US GAAP.

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

Capital Resources

As of July 31, 2008, Endeavor had total assets of $7,303,096, consisting of cash, and total liabilities of $258,882 for a net working capital of $7,044,214, compared with a net working capital of $1,900 as of July 31, 2007.  The assets consisted of $11,072 in cash, $3,200 in prepaid expenses, and $7,288,824 in mineral property.  The liabilities consisted of $17,953 in accounts payable and accrual liabilities, $146,900 in long-term debt, $94,009 in promissory notes payable, and $20 due to related parties.

There are no assurances that Endeavor will be able to achieve further sales of its common stock or any other form of additional financing.  If Endeavor is unable to achieve the financing necessary to continue its plan of operations, then Endeavor will not be able to continue its exploration programs and its business will fail.

Cash Flow From Operating Activities

For the fiscal year ended July 31, 2008, cash flow from operating activities increased to $187,110 compared with $16,454 for the same period in the previous fiscal year.

At July 31, 2008, Endeavor had cash of $11,072.  During the fiscal year ended July 31, 2008, Endeavor used $68,312 in cash for operating activities.  This was primarily a result of finance charges of $104,045, and the non-cash working capital items of $17,953 in accounts payable and accrual liabilities, and prepaid expenses of $(3,200).

Cash Flow From Investing Activities

Cash flow from investing activities was $288,824 for the fiscal year ended July 31, 2008 as compared with $nil of cash used for the same period in the previous fiscal year.

Page - 11

Cash Flow From Financing Activities

Net cash flows provided by financing activities increased to $366,298 for the fiscal year ended July 31, 2008 as compared with financing activities of $nil for the same period in the previous fiscal year, primarily as a result of the long-term debt of $252,280, subscriptions of $20,000, and proceeds from promissory notes payable of $94,009.

Results of Operation for the Period Ended July 31, 2008

Endeavor has had no operating revenues since its inception on July 13, 2005, through to July 31, 2008.  Endeavor’s activities have been financed from the proceeds of share subscriptions.  From its inception, on July 13, 2005, to July 31, 2008 Endeavor has raised a total of $46,800 from private offerings of its common stock.

For the period from inception on July 13, 2005, to July 31, 2008, Endeavor incurred total expenses of $212,010.  These expenses included $15,367 in mineral property costs represented by payments made and future payments to be made on the mineral property.  Endeavor also incurred $104,045 in finance charges and $92,598 in office and other administration expenses.

For the fiscal year ended July 31, 2008, Endeavor incurred total expenses of $187,110.  These expenses included (1) $7,867 in mineral property costs; (2) $75,198 for office and other administration expenses; and (3) $104,045 finance charges.

For the fiscal year ended July 31, 2007, Endeavor incurred total expenses of $16,454 for office and other administration expenses.

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

Endeavor had no contingencies or long-term commitments at July 31, 2008.

Tabular Disclosure of Contractual Obligations

Endeavor is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Overview and Anticipated Expenses

Management anticipates spending approximately $200,000 on the Martin Lake Claims in the next 12 months.  However, the amount to be spent on the Martin Lake Claims will depend on whether Endeavor conducts the exploration work program on the Martin Lake Claims itself or whether Endeavor enters into a joint venture with another party to assist with some or the entire exploration work program.

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

Additionally, management expects to incur legal costs of approximately $4,000 per quarter to support three quarterly 10-Q filings and $5,000 to support one annual 10-K filing.  In the next 12 months, management anticipates spending approximately $17,000 for legal costs to pay for three quarterly filings and one annual filing.

Page - 12

Critical Accounting Policies

Endeavor’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of Endeavor’s financial statements is critical to an understanding of Endeavor’s financial statements.

Use of Estimates
The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Endeavor regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations.  Endeavor bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by Endeavor may differ materially and adversely from Endeavor’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basic and Diluted Net Income (Loss) Per Share
Endeavor computed net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  At July 31, 2008, Endeavor had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Mineral Property Costs
Endeavor has been in the exploration stage since its inception on July 13, 2005 and has not yet realized any revenues from its planned operations.  Endeavor is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”.  Endeavor assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments
The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  Endeavor’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates.  The financial risk is the risk to Endeavor’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, Endeavor does not use derivative instruments to reduce its exposure to foreign currency risk.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Endeavor is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 13

Item 8.                      Financial Statements and Supplementary Data.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

July 31, 2008

Page - 14

To the Stockholders and Board of Directors of Endeavor Explorations Inc.

We have audited the accompanying balance sheets of Endeavor Explorations Inc. (an exploration stage company) as of July 31, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and the period from July 13, 2005 (Inception) to July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Endeavor Explorations Inc. as of July 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and the period from July 13, 2005 (Inception) to July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage, has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                                /s/      “DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
October 10, 2008

ENDEAVOR EXLORATIONS INC.
(An Exploration Stage Company)
BALANCE SHEETS

	July 31,	July 31,
	2008	2007

ASSETS

CURRENT
Cash	$11,072	$1,910
Prepaid expenses	3,200	-
	14,272	1,910

Mineral Property (Note 3)	7,288,824	-
	$7,303,096	$1,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT
Accounts payable and accrual liabilities	$17,953	$-
Current portion of long-term debt (Note 6)	20,670	-
Promissory notes payable (Note 4)	94,009	-
Due to related parties (Note 5)	20	10
	132,652	10

Long-term debt (Note 6)	126,230	-
	258,882	10

STOCKHOLDERS’ EQUITY
Common stock (Note 7)
Authorized:
75,000,000 common shares, $0.0001 par value
Issued and outstanding:
31,040,000 common shares (July 31, 2007 – 7,250,000)	3,100	725
Additional paid-in capital	7,233,124	26,075
Obligation to issue shares	20,000	-
Deficit accumulated during the exploration stage	(212,010)	(24,900)
	7,044,214	1,900

	$7,303,096	$1,910
COMMITMENT (Note 6)

The accompanying notes are an integral part of these financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative from
			July 13, 2005
	Year-ended	Year-ended	(Inception) to
	July 31,	July 31,	July 31,
	2008	2007	2008

Expenses
Mineral property costs (Note 3)	$7,867	$-	$15,367
Finance charges (Notes 4 and 6)	104,045	-	104,045
Office and other administration expenses	75,198	16,454	92,598

Net loss	$(187,110)	$(16,454)	$(212,010)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	28,994,521	7,250,000

The accompanying notes are an integral part of these financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative from
	Year-ended July 31,	Year-ended July 31,	July 13, 2005 (Inception) to July 31,
	2008	2007	2008

Cash Flow From Operating Activities
Net loss	$(187,110)	$(16,454)	$(212,010)
Non-cash items:
Financial charges	104,045	-	104,045
Non-cash working capital items:
Prepaid expenses	(3,200)	-	(3,200)
Accounts payable and accrual liabilities	17,953	-	17,953
Net cash used in operations	(68,312)	(17,044)	(93,212)

Cash Flow From Investing Activities
Acquisition of mineral property	(288,824)	-	(288,824)
Net cash used in investing activities	(288,824)	-	(288,824)

Cash Flow From Financing Activities
Advances from (repayment to) related party	10	(590)	20
Long-term debt, net	252,280	-	252,280
Issuance of capital stock	-	-	26,800
Repurchase shares for cancellation	(1)	-	(1)
Proceeds from promissory notes payable	94,009	-	94,009
Subscription received in advance	20,000	-	20,000
Net cash provided by financing activities	366,298	-	393,108

Increase (decrease) in cash	9,162	(17,044)	11,072

Cash, beginning	1,910	18,954	-

Cash, ending	$11,072	$1,910	$11,072

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash item:
Shares issued for mineral property	$7,000,000	$-	$7,000,000

The accompanying notes are an integral part of these financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period July 13, 2005 (Inception) to July 31, 2008

				Deficit
				Accumulated
			Additional	During the	Obligation to
	Common Shares		Paid-in	Exploration	Issue
	Number	Par Value	Capital	Stage	Shares	Total

Balance, July 13, 2005	-	$-	$-	$-	$-	$-
Capital stock issued for cash:
- July 14, 2006 at $0.001 per share	3,000,000	300	2,700	-	-	3,000
- July 14, 2006 at $0.0056 per share	4,250,000	425	23,375	-	-	23,800

Net loss	-	-	-	(8,446)	-	(8,446)
Balance, July 31, 2006	7,250,000	725	26,075	(8,446)	-	18,354
Net loss	-	-	-	(16,454)	-	(16,454)
Balance, July 31, 2007	7,250,000	725	26,075	(24,900)	-	1,900

- August 17, 2007 convertible	-	-	4,600	-	-	4,600
promissory note
- November 1, 2007 stock	21,750,000	2,175	(2,175)	-	-	-
dividend (3:1)
- November 30, 2007 repurchase	(8,000,000)	(800)	799	-	-	(1)
and cancellation of shares
- December 14, 2007 convertible	-	-	14,409	-	-	14,409
promissory note
- January 18, 2008 issuance of shares	10,000,000	1,000	6,999,000	-	-	7,000,000
in consideration of the purchase of
mineral property
- Accretion expense of long-term	-	-	115,416	-	-	115,416
debt
- January 23, 2008 private	-	-	-	-	20,000	20,000
Placement at $0.50 per share
- March 17, 2008 convertible	-	-	25,000	-	-	25,000
promissory note
- April 15, 2008 convertible	-	-	25,000	-	-	25,000
promissory note
- May 21, 2008 convertible	-	-	25,000	-	-	25,000
promissory note
Net Loss	-	-	-	(187,110)	-	(187,110)
Balance, July 31, 2008	31,000,000	$3,100	$7,233,124	$(212,010)	20,000	$7,044,214

The accompanying notes are an integral part of these financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008

1.	NATURE AND CONTINUANCE OF OPERATIONS

Nature of Business

The Company was incorporated in the State of Nevada on July 13, 2005. The Company is an exploration stage company.  The Company is in the business of acquiring, exploring and developing mineral properties.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of July 31, 2008, the Company has not yet achieved profitable operations and has accumulated a deficit of $212,010. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers and/or a private placement of common stock.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company is considered to be in the exploration stage, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Mineral Property Costs

The Company capitalizes mineral property acquisition costs in accordance with the guidance of EITF 04-2.  Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. Subsequent to the quantification of economic reserves, all development costs are capitalized.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the year ended July 31, 2008 and 2007, there are no items that cause net loss to be different from comprehensive income.

Income Taxes

The Company has adopted SFAS No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies  the  accounting  for  uncertainty  in income taxes by  prescribing  a two-step method of first evaluating whether a tax position has met a more likely than not recognition  threshold  and,  second,  measuring  that tax position to determine the amount of benefit to be  recognized  in the financial  statements. FIN 48  provides  guidance  on the  presentation  of  such  positions  within  a classified balance sheet as well as on  de-recognition,  interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on August 1, 2007.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Loss Per Share

In accordance with SFAS No. 128 - "Earnings per Share", basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Financial Instruments

The fair value of the Company's financial instruments, consisting of cash, accounts payable, long term debt, promissory notes payable and amount due to related party, is estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Use of Estimates

The preparation of financial  statements  in  conformity  with GAAP  requires  management  to  make  estimates  and assumptions  that  affect the  reported  amounts of assets and  liabilities  and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. The Company regularly evaluates estimates and assumptions. The Company  bases its  estimates  and  assumptions  on  current  facts,  historical experience and various other factors that it believes to be reasonable under the circumstances,  the results of which form the basis for making  judgments  about the  carrying  values of assets  and  liabilities  and the  accrual of costs and expenses that are not readily  apparent from other  sources. The actual results experienced  by the  Company  may  differ  materially  and  adversely  from  the Company's  estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying value of mineral property and deferred income tax rates and timing of the reversal of income tax differences.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Stock-based Compensation

The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This Statement amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements will have no impact. SFAS No. 160 is effective for the Company’s fiscal year beginning August 1, 2009. Management has determined that the adoption of this standard will not have an impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial  reporting  about  derivative  instruments  and hedging  activities by requiring  enhanced  disclosures to enable investors to better  understand their effects on an  entity's  financial  position,  financial  performance,  and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning on March 1, 2009, will be adopted by the Company beginning in the year ending July 31, 2010. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Recent Accounting Pronouncements – Cont’d

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60”. The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guarantee insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “accounting for Derivative Instruments and Hedging Activities”. This Statement will not have an impact on the Company’s financial statements.

3.      MINERAL PROPERTY

Fork Claim
On July 28, 2006, the Company acquired a 100% undivided right, title and interest in and to the Fork Claim located in the Province of British Columbia, Canada from an unrelated party. The consideration for the acquisition was $7,500. Cumulative property costs of $7,500 were charged to operations. During the year ended July 31, 2008, the Company obtained a geological report that summarized the property’s exploration results and concluded that further exploration is not warranted.  As a result, the Company abandoned the property.

Martin Lake Properties
a)
On January 18, 2008, the Company purchased 100% interest in eight mineral claims known as Martin Lake Properties located in the Uranium City area of Northern Saskatchewan, Canada (Note 6). Under the terms of the purchase agreement, the Company must make cash payment of $290,000 CAD and issue 10,000,000 restricted shares of common shares as follows:

i)	$9,889 ($10,000 CAD) initial payment upon closing (paid);

ii)	10,000,000 shares of the Company’s common stock upon closing (issued); and

iii)
$276,500 ($280,000 CAD) future payments comprised of a $11,850 ($12,000 CAD) payment ninety-two days after the date of closing and every ninety-two days after that date to a maximum of $276,500 ($280,000 CAD).

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008

4.      PROMISSORY NOTES PAYABLE

	2008	2007
August 17, 2007 convertible promissory note issued (a)	$4,600	$-
December 14, 2007 convertible promissory note issued (b)	14,409	-
March 17, 2008 convertible promissory note issued (c)	25,000	-
April 15, 2008 convertible promissory note issued (d)	25,000	-
May 21, 2008 convertible promissory note issued (e)	25,000	-
	$94,009	$-

a)
On August 17, 2007, the Company issued a convertible promissory note with a principal amount of $4,600 to an officer. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted, at the discretion of the lender, to one share of the Company for each $0.01 outstanding in principal. At conversion, the maximum number of shares that will be issued is 460,000. In accordance with EITF 98-5, the beneficial conversion feature of $460,000 was limited to $4,600, being the face value of the note.  The beneficial conversion feature was expensed as a finance charge.

b)
On December 14, 2007, the Company issued a convertible promissory note with a principal amount of $14,409 to an officer. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted, at the discretion of the lender, to one share of the Company for each $0.01 outstanding in principal. At conversion, the maximum number of shares that will be issued is 1,440,900. In accordance with EITF 98-5, the beneficial conversion feature of $1,455,331 was limited to $14,409, being the face value of the note.  The beneficial conversion feature was expensed as a finance charge.

c)
On March 17, 2008, the Company issued a convertible promissory note with a principal amount of $25,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted, at the discretion of the lender, to one share of the Company for each $0.50 outstanding in principal. At conversion, the maximum number of shares that will be issued is 50,000. In accordance with EITF 98-5, the beneficial conversion feature of $63,500 was limited to $25,000, being the face value of the note.  The beneficial conversion feature was expensed as a finance charge.

d)
On April 15, 2008, the Company issued a convertible promissory note with a principal amount of $25,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted, at the discretion of the lender, to one share of the Company for each $0.50 outstanding in principal. At conversion, the maximum number of shares that will be issued is 50,000. In accordance with EITF 98-5, the beneficial conversion feature of $70,000 was limited to $25,000, being the face value of the note.  The beneficial conversion feature was expensed as a finance charge.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008

4.      PROMISSORY NOTES PAYABLE – Cont’d

e)
On May 21, 2008, the Company issued a convertible promissory note with a principal amount of $25,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted, at the discretion of the lender, to one share of the Company for each $0.50 outstanding in principal. At conversion, the maximum number of shares that will be issued is 50,000. In accordance with EITF 98-5, the beneficial conversion feature of $86,000 was limited to $25,000, being the face value of the note.  The beneficial conversion feature was expensed as a finance charge.

5.	RELATED PARTY TRANSACTIONS

The Company has a balance owing to a director in the amount of $20 as at July 31, 2008 (July 31, 2007: $10). The amount is non-interest bearing, unsecured, with no stated terms of repayment. The related party transactions are measured at the exchange amount, which represent the amounts agreed to between the related parties.

On August 17, 2007, the Company issued a convertible promissory note with a principal amount of $4,600 to an officer.  See Note 4(a).

On December 14, 2007, the Company issued a convertible promissory note with a principal amount of $14,409 to an officer.  See Note 4(b).

6.      LONG TERM DEBT

	July 31	July 31
	2008	2007

Mineral property debt	$146,900	$-
Less: current portion	(20,670)	-
	$126,230	$-

On January 18, 2008, the Company purchased 100% interest in eight mineral claims known as Martin Lake Properties located in the Uranium City area of Northern Saskatchewan, Canada (Note 3). The Company is obligated to make future payments of $276,500 ($280,000 CAD). The Company is required to make instalment payments of $11,850 ($12,000 CAD) every 92 days after date of the closing of the agreement (January 18, 2008) until the $276,500 ($280,000 CAD) is repaid.  The balance is secured by the mineral property and do not bear interest.

The $276,500 ($280,000 CAD) has been discounted to a present value of $161,084 ($163,123 CAD) at January 18, 2008 using a discount rate of 20%.  The difference, between the face value of $276,500 and the present value of $161,084, of $115,416 has been deferred and will be recorded as an interest expense over the term of the debt.  As of July 31, 2008, an interest expense of $10,036 has been recorded.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008

7.	COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.0001 per share.

Effective November 9, 2007, the Company declared a three share for every one share stock dividend. As a result the Company’s issued and outstanding share capital increased from 7,250,000 to 29,000,000 shares of common stock with a par value of $0.0001.

Effective November 30, 2007, the Company acquired 8,000,000 common shares from a former officer of the Company for $1.  These shares were subsequently cancelled.

On January 23, 2008, the Company received $20,000 for 40,000 common shares at $0.50 per share in accordance with a private placement.  The shares have not been issued at year end and are recorded as obligation to issue shares.

On January 18, 2008, the directors of the Company issued 10,000,000 shares as part of the consideration for the purchase of the Martin Lake Properties (Note 3).

At July 31, 2008, there were no outstanding stock options or warrants.

8.	INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision are as follows:

	2008	2007

Loss before income taxes	$(187,110)	$(16,454)
Statutory tax rate	35%	35%

Expected recovery of income taxes computed at standard rates	$65,489	$5,759
Non-deductible item	(36,416)	-
Temporary difference	255,109	-
Valuation allowance	(284,182)	(5,759)

Income tax provision	$-	$-

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008

8.	INCOME TAXES – Cont’d

The approximate tax effect of each type of temporary difference that gives rise to the Company’s deferred tax assets and liabilities are as follows:

	2008	2007
Components of deferred tax assets and liabilities:
Non capital loss carry forwards	$292,898	$8,716
Less: valuation allowance	(292,898)	(8,716)

Net deferred tax asset	$-	$-

The Company has available non capital loss carry forwards of approximately $837,000 (2007: $25,000) for tax purposes to offset future taxable income, which expires beginning 2026. The potential deferred tax benefits of these losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Endeavor’s accountants on accounting and financial disclosure.  Endeavor’s Independent Registered Public Accounting Firm from inception to the current date is Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, 1500 - 1140 West Pender Street, Vancouver, British Columbia, V6E 4G1, Canada.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A.  Endeavor’s internal control over financial reporting is a process designed under the supervision of Endeavor’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Endeavor’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of July 31, 2008, management assessed the effectiveness of Endeavor’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of Endeavor’s internal control over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Endeavor’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Endeavor’s Chief Financial Officer in connection with the audit of its financial statements as of July 31, 2008 and communicated the matters to management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on Endeavor’s financial results.  However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on Endeavor’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in Endeavor’s determination to its financial statements for the future years.

Endeavor is committed to improving its financial organization.  As part of this commitment, Endeavor will create a position to segregate duties consistent with control objectives and will increase its personnel resources and technical accounting expertise within the accounting function when funds are available to Endeavor:  i) Appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of Endeavor resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on Endeavor’s Board.  In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses:  (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.  Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department.  Additional personnel will also provide the cross training needed to support Endeavor if personnel turn over issues within the department occur.  This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues Endeavor may encounter in the future.

Page - 29

Management will continue to monitor and evaluate the effectiveness of Endeavor’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls

During the last fiscal quarter covered by this report, there were no changes in Endeavor’s internal controls or, to Endeavor’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the Evaluation Date.

Management’s Report on Internal Controls over Financial Reporting

Endeavor is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 9B.  Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K, Endeavor reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

(a)           Identify Directors and Executive Officers

Each director of Endeavor holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Endeavor’s management team is listed below.

Officer’s Name	Endeavor Explorations Inc.
Walter Stunder	Director President, and CEO
Belkis Jimenez Rivero	Director, CFO, Treasurer, and Corporate Secretary

Walter Stunder ●  Mr. Stunder (70 years old) has been a director and the president and CEO of Endeavor since January 2008 Mr. Stunder has been the President and founder of a privately held mineral consulting firm Aurora Pacific Consulting and Development since 1975.  From July 2003 until April 2007, Mr. Stunder acted as President and CEO of Northstar Diamonds, a non-reporting public company involved in the diamond exploration business.  Mr. Stunder intends to devote approximately 10% of his business time to the affairs of Endeavor.

Belkis Jimenez Rivero ●  Ms. Jimenez Rivero (39) has been a director and the CFO, treasurer, and corporate secretary of Endeavor since July 2005.  Ms. Jimenez Rivero has been the President of Belkis Fashions, a private boutique fashion design, manufacturer and distribution company in Vancouver, British Columbia since May 1999.  Ms. Jimenez Rivero does not have any professional training or technical credentials in the exploration, development and operation of mines.  Ms. Jimenez Rivero intends to devote approximately 20% of her business time to the affairs of Endeavor.

(b)           Identify Significant Employees

Endeavor has no significant employees other than the directors and officers of Endeavor.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Endeavor to become directors or executive officers.

Page - 30

(d)           Involvement in Certain Legal Proceedings

(1)
No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)
No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)
No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e)           Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Endeavor is not aware of any failures to file a required report during the period covered by this annual report.

(f)           Nomination Procedure for Directors

Endeavor does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  Endeavor has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g)           Audit Committee Financial Expert

Endeavor has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  Endeavor’s Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee.  Endeavor’s Board of Directors has determined that the cost of hiring a financial expert to act as a director of Endeavor and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

(h)           Identification of Audit Committee

Endeavor does not have a separately-designated standing audit committee.  Rather, Endeavor’s entire board of directors perform the required functions of an audit committee.  Currently, Walter Stunder and Belkis Jimenez Rivero are the only members of Endeavor’s audit committee, but they do not meet Endeavor’s independent requirements for an audit committee member.  See “Item 12. (c) Director independence” below for more information on independence.

Endeavor’s audit committee is responsible for: (1) selection and oversight of Endeavor’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Endeavor’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

As of July 31, 2008, Endeavor did not have a written audit committee charter or similar document.

(i)           Code of Ethics

Endeavor has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Endeavor undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Endeavor at 206-338-2649 to request a copy of Endeavor’s financial code of ethics.  Management believes Endeavor’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Page - 31

Item 11.  Executive Compensation.

Endeavor has paid no compensation to its named executive officers during its fiscal year ended July 31, 2007.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Walter Stunder CEO Jan 2008 - present	2006 2007 2008	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil
Belkis Jimenez Rivero CEO Nov 2007 –Jan 2008 CFO Jul 2005 – present	2006 2007 2008	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Robin Forshaw CEO Jul 2005 – Nov 2007	2006 2007 2008	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
(1)	This amount is in Canadian dollars and represents the monthly management fee paid to Mr. Ralfs.

Since Endeavor’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Endeavor and any of its directors whereby such directors are compensated for any services provided as directors.

There are no employment agreements between Endeavor and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Endeavor or from a change in a named executive officer’s responsibilities following a change in control.

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Walter Stunder 114 West Magnolia Street, #400-102 Bellingham, Washington 98225	10,000,000	32.2%

Page - 32

common stock	Belkis Jimenez Rivero 601 – 980 Cooperage Way Vancouver, British Columbia V6B 0C3 Canada	4,000,000	12.9%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 31,040,000 shares of common stock issued and outstanding as of October 29, 2008.

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common stock	Walter Stunder 114 West Magnolia Street, #400-102 Bellingham, Washington 98225	10,000,000	32.2%
common stock	Belkis Jimenez Rivero 601 – 980 Cooperage Way Vancouver, British Columbia V6B 0C3 Canada	4,000,000	12.9%
common stock	Directors and Executive Officers (as a group)	14,000,000	45.1%
[1] Based on 31,040,000 shares of common stock issued and outstanding as of October 29, 2008.

(c)           Changes in Control

Management is not aware of any arrangement that may result in a change in control of Endeavor.

Item 13.  Certain Relationships and Related Transactions.

(a)           Transactions with Related Persons

Since the beginning of Endeavor’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Endeavor was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Endeavor’s total assets at year-end for the last three completed fiscal years, except for the following:

1.	Mineral Property Purchase Agreement

On January 18, 2008, Endeavor entered into a mineral property purchase agreement to acquire the Martin Lake Claims.  Pursuant to the terms of the mineral property purchase agreement, Endeavor issued Walter Stunder, its CEO and President, 10 million restricted common shares and granted Mr. Stunder a ½% net smelter return as part of the consideration paid for Endeavor’s 100% interest in the Martin Lake Claims.  See Exhibit 10.2 – Mineral Property Purchase Agreement for more details.

(b)           Promoters and control persons

During the past five fiscal years, Robin Forshaw, Walter Stunder, and Belkis Jimenez Rivero have been promoters of Endeavor’s business, but none of these promoters have received anything of value from Endeavor nor is any person entitled to receive anything of value from Endeavor for services provided as a promoter of the business of Endeavor.

(c)           Director independence

Endeavor’s board of directors currently consists of Walter Stunder and Belkis Jimenez Rivero.  Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Endeavor’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of Endeavor or any other individual having a relationship which, in the opinion of Endeavor’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Endeavor in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Endeavor’s stock will not preclude a director from being independent.

Page - 33

In applying this definition, Endeavor’s board of directors has determined that neither Mr. Stunder nor Ms. Jimenez Rivero qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

As of the date of the report, Endeavor did not maintain a separately designated compensation or nominating committee.
Endeavor has also adopted this definition for the independence of the members of its audit committee.  Walter Stunder and Belkis Jimenez Rivero serve on Endeavor’s audit committee.  Endeavor’s board of directors has determined that neither Mr. Stunder nor Ms. Jimenez Rivero is “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 14.  Principal Accounting Fees and Services

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Endeavor’s audit of consolidated annual financial statements and for review of financial statements included in Endeavor’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008 - $18,000 – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants
2007 - $11,000 – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Endeavor’s consolidated financial statements and are not reported in the preceding paragraph:

2008 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants
2007 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 - $2,500 – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants
2007 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants
2007 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

(6)  The percentage of hours expended on the principal accountant’s engagement to audit Endeavor’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Page - 34

Item 15.  Exhibits, Financial Statements Schedules.

(a)           Index to and Description of Exhibits.

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

ENDEAVOR EXPLORATIONS INC.

By:     /s/ Walter Stunder
Name:                      Walter Stunder
Title:                      Director and CEO
Dated:                      October 29, 2008

Page - 35

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Endeavor Explorations Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Walter Stunder	President, Chief Executive Officer, Principal Executive Officer, Member of the Board of Directors	October 29, 2008
/s/ Belkis Jimenez Rivero	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, and Corporate Secretary Member of the Board of Directors	October 29, 2008

Page - 36

Exhibit 31

Page - 37

ENDEAVOR EXPLORATIONS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Walter Stunder, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending July 31, 2008 of Endeavor Explorations Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date:  October 29, 2008

/s/ Walter Stunder
Walter Stunder

Chief Executive Officer

Page - 38

ENDEAVOR EXPLORATIONS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Belkis Jimenez Rivero, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending July 31, 2008 of Endeavor Explorations Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date:  October 29, 2008

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero

Chief Financial Officer

Page - 39

Exhibit 32

Page - 40

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Endeavor Explorations Inc. (the “Company”) on Form 10-K for the period ending July 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Walter Stunder, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Walter Stunder
Walter Stunder

Chief Executive Officer

October 29, 2008

Page - 41

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Endeavor Explorations Inc. (the “Company”) on Form 10-K for the period ending July 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Belkis Jimenez Rivero, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero

Chief Financial Officer

October 29, 2008

Page - 42