Form 10-Q
period 2008-10-31
Endeavor Explorations Inc.
filed 2008-12-15
CIK 1390134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     October 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________to ______________________________________

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

Larger accelerated filer                                                [     ]                                                      Accelerated filer[     ]
Non-accelerated filer                                                [     ]  (Do not check if a smaller reporting company)                                                                                     Smaller reporting company[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 12, 2008
common stock - $0.0001 par value	31,040,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2008

Table of Contents:

Page - 2

ENDEAVOR EXLORATIONS INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	October 31,	July 31,
	2008	2008

ASSETS

Current
Cash	$49,149	$11,072
Prepaid expenses	7,250	3,200
	56,399	14,272
Mineral property	7,288,824	7,288,824
	$7,345,223	$7,303,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrual liabilities	$13,701	$17,953
Current portion of long-term debt	17,061	20,670
Promissory notes payable (Note 2)	179,009	94,009
Due to related parties	20	20
	209,791	132,652

Long-term debt	101,648	126,230
	311,439	258,882

Stockholders’ Equity
Common stock (Note 3)
Authorized:
75,000,000 common shares, $0.0001 par value
Issued and outstanding:
31,040,000 common shares (July 31, 2008 – 31,000,000)	3,104	3,100
Additional paid-in capital	7,338,120	7,233,124
Obligation to issue shares	-	20,000
Deficit accumulated during the exploration stage	(307,440)	(212,010)
	7,033,784	7,044,214

	$7,345,223	$7,303,096

The accompanying notes are an integral part of these interim financial statements

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
	Three months ended	Three months ended	July 13, 2005 (Inception) to
	October 31,	October 31,	October 31,
	2008	2007	2008

Expenses
Mineral property cost	$19,366	$-	$34,733
Finance charges	89,219	-	193,264
Office and other administration expenses	(13,155)	2,242	79,443

Net Loss	$(95,430)	$(2,242)	$(307,440)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	31,001,304	7,250,000

The accompanying notes are an integral part of these interim financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Three months ended October 31,	Three months ended October 31,	July 13, 2005 (Inception) to October 31,
	2008	2007	2008

Cash Flow From Operating Activities
Net loss	$(95,430)	$(2,242)	$(307,440)
Non-cash items:
Foreign exchange	(22,240)		(22,240)
Finance charges	89,177	-	193,222
Non-cash working capital items:
Prepaid expenses	(4,050)	-	(7,250)
Accounts payable and accrual liabilities	(4,252)	555	13,701
Net cash used in operations	(36,795)	(1,687)	(130,007)

Cash Flow From Investing Activities
Acquisition of mineral property	-	-	(288,824)
Net cash used in investing activities	-	-	(288,824)

Cash Flow From Financing Activities
Advances from (repayment to) related party	-	4,600	20
Issuance (repayment) of long-term debt	(10,128)	-	242,152
Issuance of capital stock	-	-	46,800
Repurchase shares for cancellation	-	-	(1)
Proceeds from promissory notes payable	85,000	-	179,009
Net cash provided by financing activities	74,872	4,600	467,980

Increase in cash	38,077	2,913	49,149

Cash, Beginning	11,072	1,910	-

Cash, Ending	$49,149	$4,823	$49,149

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash item:
Shares issued for mineral property	$-	$-	$7,000,000

 (The accompanying notes are an integral part of these interim financial statements)

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements.   However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.  The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

2.	CONVERTIBLE PROMISSORY NOTES PAYABLE

Balance at July 31, 2008	$94,009
August 14, 2008 convertible promissory note issued	85,000
Balance at October 31, 2008	$179,009

On August 14, 2008, the Company issued a convertible promissory note with a principal amount of $85,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted to one share of the Company for each $0.50 outstanding in principal. At conversion, the maximum number of shares that will be issued is 170,000. In accordance with EITF 98-5, the beneficial conversion feature of $212,500 was limited to $85,000, being the face value of the note.  The beneficial conversion feature was expensed as finance charges.

3.	COMMON STOCK

On January 23, 2008, the Company received $20,000 for 40,000 common shares at $0.50 per share in accordance with a private placement.  The shares were issued on October 29, 2008.

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

Martin Lake Claims

On January 18, 2008, Endeavor Explorations Inc. acquired eight mineral claims located in the Uranium City area of Northern Saskatchewan known as the Martin Lake Properties (the “Martin Lake Claims”).  The Martin Lake Claims cover approximately 1,500 hectares (3,700 acres) and are all in good standing to at least July 2009.  See Exhibit 10.2 – Mining Property Purchase Agreement for more details.

Plan of Operation

Martin Lake Claims

During the next 12 months management plans on advancing the exploration data base as well as conducting geological exploration work on its Martin Lake Claims located in the Uranium City area of Saskatchewan.  Management is currently organizing to send a geologist to the Martin Lake Claims to conduct a preliminary survey and propose an exploration work program for the Martin Lake Claims.  Management intends to actively seek equity investment and or joint venture opportunities with other mining companies to help finance the geological work required to qualify its properties for a 43-101 compliant technical report.

Management anticipates that the geologist will be able to visit the Martin Lake Claims in the winter of 2008/2009 and conduct a Phase One program that will include collection, compilation and integration of all available geophysical, geological and geospatial data, from government and private company files into ArcMap or MapInfo as GIS Platform and comprehensive mapping and prospecting of zones A, B, and C reported in old files.  Phase Two program will include a drill program of up to 3,000 meters to further define the uranium mineralization.

Risk Factors

An investment in Endeavor’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Endeavor’s Form SB-2 filed on April 4, 2007 and Endeavor’s Form 10-K filed on November 3, 2008.

Financial Condition

As at October 31, 2008, Endeavor had a cash balance of $49,149.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Endeavor’s common stock or sale of part of its interest in the Martin Lake Claims.  If Endeavor is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Endeavor.  Endeavor does not have any financing arranged and Endeavor cannot provide investors with any assurance that Endeavor will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Endeavor’s business will fail.

Page - 7

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

Capital Resources

As of October 31, 2008, Endeavor had total assets of $7,345,223, consisting of $49,149 in cash, $7,250 in prepaid expenses, and $7,288,824 in mineral property, and total liabilities of $311,439 for a net working capital of $(153,392), compared with a net working capital of ($118,380) as of July 31, 2008.  The liabilities consisted of $13,701 in accounts payable and accrual liabilities, $17,061 in long-term debt, $179,009 in promissory notes payable, and $20 due to related parties.

There are no assurances that Endeavor will be able to achieve further sales of its common stock or any other form of additional financing.  If Endeavor is unable to achieve the financing necessary to continue its plan of operations, then Endeavor will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the three month period ended October 31, 2008, net cash used in operating activities increased to $36,795 compared with $1,687 for the same three month period in the previous fiscal year.

At October 31, 2008, Endeavor had cash of $49,149.  During the three month period ended October 31, 2008, Endeavor used $36,795 in cash for operating activities.  This was primarily a result of non-cash items of $22,240 in foreign exchange and $89,177 in finance charges and the non-cash working capital items of $4,050 in prepaid expenses and $4,252 in accounts payable and accrual liabilities.

Page - 8

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the three month period ended October 31, 2008 as compared with $nil of cash used for the same three month period in the previous fiscal year.

Net Cash Provided By Financing Activities

Net cash flows provided by financing activities increased to $74,872 for the three month period ended October 31, 2008 as compared with financing activities of $4,600 for the same three month period in the previous fiscal year primarily as a result of the net long-term debt of $10,128 and a promissory note payable of $85,000.

Results of Operation for the Period Ended October 31, 2008

Endeavor has had no operating revenues since its inception on July 13, 2005, through to October 31, 2008.  Endeavor’s activities have been financed from the proceeds of share subscriptions.  From its inception, on July 13, 2005, to October 31, 2008 Endeavor has raised a total of $46,800 from private offerings of its common stock.

For the period from inception on July 13, 2005, to October 31, 2008, Endeavor incurred total expenses of $307,440.  These expenses included $34,733 in mineral property costs.  Endeavor also incurred $193,264 in finance charges and $79,443 in office and other administration expenses.

For the three month period ended October 31, 2008, Endeavor incurred total expenses of $94,430.  These expenses included (1) $19,366 in mineral property costs; (2) $89,219 finance charges; and (3) $(13,155) for office and other administration expenses.

For the three month period ended October 31, 2007, Endeavor incurred total expenses of $2,242 for office and other administration expenses.

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

Endeavor had no contingencies or long-term commitments at October 31, 2008.

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

Page - 9

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

As of October 31, 2008, Endeavor has not completed the Internal Control over Financial Reporting (“ICFR”) documentation and testing.  However, management believes that the ICFR is not effective.  Management assessed the effectiveness of Endeavor’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the COSO and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of Endeavor’s internal control over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

Page - 10

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Endeavor’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Endeavor’s Chief Financial Officer in connection with the review of Endeavor’s financial statements as of October 31, 2008 and communicated the matters to management.

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

Endeavor is committed to improving its financial organization.  As part of this commitment, Endeavor will create a position when funds are available to Endeavor to segregate duties consistent with control objectives and will increase its personnel resources and technical accounting expertise within the accounting function:  i) Appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of Endeavor resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Endeavor’s internal controls or, to Endeavor’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the quarter of the fiscal year covered by this report.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Endeavor is not a party to any pending legal proceedings and, to the best of Endeavor’s knowledge, none of Endeavor’s property or assets are the subject of any pending legal proceedings.

Page - 11

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

January 2008 - $0.50 Private Placement Offering

On January 23, 2008, the board of directors authorized the issuance of 40,000 restricted shares of common stock at a subscription price of $0.50 per restricted share.  Endeavor raised $20,000 in cash in this closing, and approved the issuance of an aggregate 40,000 restricted shares of common stock to one non-US subscriber outside the United States.  The 40,000 restricted shares of common stock were issued to the subscriber on October 29, 2008.  Endeavor set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

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

Page - 12

Item 6.  Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Endeavor’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-52958 and SEC File Number 333-140779.

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

ENDEAVOR EXPLORATIONS INC.

Dated:                      December 15, 2008                                                                           By:/s/ Walter Stunder
Name:                      Walter Stunder
Title:                      Director and CEO
(Principal Executive Officer)

Dated:                      December 15, 2008                                                                           By:/s/ Belkis Jimenez Rivero
Name:                      Belkis Jimenez Rivero
Title:                      Director and CFO
(Principal Financial Officer)

Page - 13

Exhibit 31

Page - 14

ENDEAVOR EXPLORATIONS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Walter Stunder, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending October 31, 2008 of Endeavor Explorations Inc.;

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

Date:  December15, 2008

/s/ Walter Stunder
Walter Stunder
Chief Executive Officer

Page - 15

ENDEAVOR EXPLORATIONS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Belkis Jimenez Rivero, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending October 31, 2008 of Endeavor Explorations Inc.;

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

Date:  December 15, 2008

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero

Chief Financial Officer

Page - 16

Exhibit 32

Page - 17

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Endeavor Explorations Inc. (the “Company”) on Form 10-Q for the period ending October 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Walter Stunder, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Walter Stunder
Walter Stunder

Chief Executive Officer

December 15, 2008

Page - 18

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Endeavor Explorations Inc. (the “Company”) on Form 10-Q for the period ending October 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Belkis Jimenez Rivero, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero
Chief Financial Officer

December 15, 2008

Page - 19