Form 10-Q
period 2009-01-31
Endeavor Explorations Inc.
filed 2009-03-17
CIK 1390134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     January 31, 2009

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 13, 2009
common stock - $0.0001 par value	31,040,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2009

Table of Contents:

Page - 2

ENDEAVOR EXLORATIONS INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	January 31,	July 31,
	2009	2008

ASSETS

Current
Cash	$20,716	$11,072
Prepaid expenses	7,705	3,200
	28,421	14,272
Mineral property	7,288,824	7,288,824
	$7,317,245	$7,303,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrual liabilities	$8,937	$17,953
Current portion of long-term debt	16,787	20,670
Promissory notes payable (Note 2)	176,830	94,009
Due to related parties	-	20
	202,554	132,652

Long-term debt	94,648	126,230
	297,202	258,882

Stockholders’ Equity
Common stock
Authorized:
75,000,000 common shares, $0.0001 par value
Issued and outstanding:
31,040,000 common shares (July 31, 2008 – 31,000,000)	3,104	3,100
Additional paid-in capital	7,338,120	7,233,124
Obligation to issue shares	-	20,000
Deficit accumulated during the exploration stage	(321,181)	(212,010)
	7,020,043	7,044,214

	$7,317,245	$7,303,096

The accompanying notes are an integral part of these interim financial statements

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	Three	Three			from
	months	months	Six months	Six months	July 13, 2005
	ended	ended	ended	ended	(Inception to)
	January 31,	January 31,	January 31,	January 31,	January 31,
	2009	2008	2009	2008	2009

Expenses
Mineral property cost	$5,365	$6,415	$24,731	$6,415	$40,098
Finance charges	4,110	-	93,329	-	197,374
Office and administration expenses	4,266	34,083	(8,889)	36,325	83,709

Net Loss	$(13,741)	$(40,498)	$(109,171)	$(42,740)	$(321,181)

Net Loss Per Share -
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of
Shares Outstanding -
Basic and Diluted	31,040,000	23,069,451	31,020,652	14,723,060

The accompanying notes are an integral part of these interim financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Six months ended January 31,	Six months ended January 31,	July 13, 2005 (Inception) to January 31,
	2009	2008	2009

Cash Flow From Operating Activities
Net loss	$(109,171)	$(42,740)	$(321,181)
Non-cash items:
Foreign exchange	(26,006)	-	(26,006)
Non-cash finance charges	93,287	-	197,332
Non-cash working capital items:
Prepaid expenses	(4,505)	-	(7,705)
Accounts payable and accrual liabilities	(9,016)	15,987	8,937
Net cash used in operations	(55,411)	(26,753)	(148,623)

Cash Flow From Investing Activities
Acquisition of mineral property	-	(288,824)	(288,824)
Net cash used in investing activities	-	(288,824)	(288,824)

Cash Flow From Financing Activities
Advances from (repayment to) related party	(20)	19,009	-
Issuance (repayment) of long-term debt	(19,925)	281,178	232,355
Issuance of capital stock	-	20,000	46,800
Repurchase shares for cancellation	-	(1)	(1)
Proceeds from promissory notes payable	85,000	-	179,009
Net cash provided by financing activities	65,055	320,186	458,163

Increase in cash	9,644	4,609	20,716

Cash, Beginning	11,072	1,910	-

Cash, Ending	$20,716	$6,519	$20,716

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash item:
Shares issued for mineral property	$-	$7,000,000	$7,000,000

(The accompanying notes are an integral part of these interim financial statements)

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2009

1.           BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

2.           CONVERTIBLE PROMISSORY NOTES PAYABLE

Balance at July 31, 2008	$ 94,009
August 14, 2008: convertible promissory note issued	85,000
January 31, 2009: translation gain	(2,179)

Balance at January 31, 2009	$ 176,830

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

Financial Condition

As at January 31, 2009, Endeavor had a cash balance of $20,716.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Endeavor’s common stock or sale of part of its interest in the Martin Lake Claims.  If Endeavor is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Endeavor.  Endeavor does not have any financing arranged and Endeavor cannot provide investors with any assurance that Endeavor will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Endeavor’s business will fail.

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

Capital Resources

As of January 31, 2009, Endeavor had total assets of $7,317,245, consisting of $20,716 in cash, $7,705 in prepaid expenses, and $7,288,824 in mineral property, and total liabilities of $297,202 for a net working capital of $(174,133), compared with a net working capital of ($118,380) as of July 31, 2008.  The liabilities consisted of $8,937 in accounts payable and accrual liabilities, $94,648 in long-term debt, and $176,830 in promissory notes payable.

There are no assurances that Endeavor will be able to achieve further sales of its common stock or any other form of additional financing.  If Endeavor is unable to achieve the financing necessary to continue its plan of operations, then Endeavor will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the six month period ended January 31, 2009, net cash used in operating activities increased to $55,411 compared with $26,753 for the same three month period in the previous fiscal year.

At January 31, 2009, Endeavor had cash of $20,716.  During the six month period ended January 31, 2009, Endeavor used $55,411 in cash for operating activities.  This was primarily a result of non-cash items of $26,006 in foreign exchange and $93,287 in finance charges and the non-cash working capital items of $4,505 in prepaid expenses and $9,016 in accounts payable and accrual liabilities.

Page - 8

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the six month period ended January 31, 2009 as compared with $288,824 of cash used for the same six month period in the previous fiscal year, which was a result of the acquisition of mineral property.

Net Cash Provided By Financing Activities

Net cash flows provided by financing activities decreased to $65,055 for the six month period ended January 31, 2009 as compared with financing activities of $320,186 for the same six month period in the previous fiscal year primarily as a result of the repayment of long-term debt in the amount of $19,925 and a promissory note payable of $85,000.

Results of Operation for the Period Ended January 31, 2009

Endeavor has had no operating revenues since its inception on July 13, 2005, through to January 31, 2009.  Endeavor’s activities have been financed from the proceeds of share subscriptions.  From its inception, on July 13, 2005, to January 31, 2009 Endeavor has raised a total of $46,800 from private offerings of its common stock.

For the period from inception on July 13, 2005, to January 31, 2009, Endeavor incurred total expenses of $321,181.  These expenses included $40,098 in mineral property costs.  Endeavor also incurred $197,374 in finance charges and $83,709 in office and other administration expenses.

For the six month period ended January 31, 2009, Endeavor incurred total expenses of $109,171.  These expenses included (1) $24,731 in mineral property costs; (2) $93,329 in finance charges; and (3) $(8,889) for office and other administration expenses.

For the six month period ended January 31, 2008, Endeavor incurred total expenses of $42,740.  These expenses included (1) $6,415 in mineral property costs and (2) $36,325 for office and other administration expenses.

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

Endeavor had no contingencies or long-term commitments at January 31, 2009.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in Endeavor’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including Endeavor’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Endeavor’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of January 31, 2009.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Endeavor’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Page - 10

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in Endeavor’s internal controls over financial reporting during the quarter ended January 31, 2009, that materially affected, or are reasonably likely to materially affect, Endeavor’s internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Endeavor did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Endeavor did not sell any unregistered equity securities.

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

Page - 11

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

ENDEAVOR EXPLORATIONS INC.

Dated:                      March 13, 2009                                                                By:/s/ Walter Stunder
Name:                      Walter Stunder
Title:                      Director and CEO
(Principal Executive Officer)

Dated:                      March 13, 2009                                                                By:/s/ Belkis Jimenez Rivero
Name:                      Belkis Jimenez Rivero
Title:                      Director and CFO
(Principal Financial Officer)

Page - 12

Exhibit 31

Page - 13

ENDEAVOR EXPLORATIONS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Walter Stunder, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending January 31, 2009 of Endeavor Explorations Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  March 13, 2009

/s/ Walter Stunder
Walter Stunder
Chief Executive Officer

Page - 14

ENDEAVOR EXPLORATIONS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Belkis Jimenez Rivero, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending January 31, 2009 of Endeavor Explorations Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  March 13, 2009

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero
Chief Financial Officer

Page - 15

Exhibit 32

Page - 16

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Endeavor Explorations Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Walter Stunder, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Walter Stunder
Walter Stunder
Chief Executive Officer

March 13, 2009

Page - 17

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Endeavor Explorations Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Belkis Jimenez Rivero, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero
Chief Financial Officer

March 13, 2009

Page - 18