Form 10-Q
period 2009-04-30
Endeavor Explorations Inc.
filed 2009-06-15
CIK 1390134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 12, 2009
common stock - $0.0001 par value	31,040,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

APRIL 30, 2009

Page - 2

ENDEAVOR EXLORATIONS INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	April 30,	July 31,
	2009	2008

ASSETS

Current
Cash	$957	$11,072
Prepaid expenses	8,961	3,200
	9,918	14,272
Mineral property	7,288,824	7,288,824
	$7,298,742	$7,303,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrual liabilities	$8,894	$17,953
Current portion of long-term debt	23,177	20,670
Promissory notes payable (Note 2)	177,173	94,009
Due to related parties	4,191	20
	213,435	132,652

Long-term debt	85,768	126,230
	299,203	258,882

Stockholders’ Equity
Common stock (Note 3)
Authorized:
75,000,000 common shares, $0.0001 par value
Issued and outstanding:
31,040,000 common shares (July 31, 2008 – 31,000,000)	3,104	3,100
Additional paid-in capital	7,338,120	7,233,124
Obligation to issue shares		20,000
Deficit accumulated during the exploration stage	(341,685)	(212,010)
	6,999,539	7,044,214

	$7,298,742	$7,303,096

The accompanying notes are an integral part of these interim financial statements.

Page - 3

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	Three	Three	Nine	Nine	from
	months	months	months	months	July 13. 2005
	ended	ended	ended	ended	(Inception to)
	April 30,	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008	2009

Expenses
Mineral property cost	$-	$-	$24,731	$6,415	$40,098
Finance charges	4,256	64,409	97,585	64,409	201,630
Office and administration expenses	16,248	19,046	7,359	55,371	99,957

Net Loss	$(20,504)	$(84,455)	$(129,675)	$(126,195)	$(341,685)

Net Loss Per Share -
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.50)

Weighted Average Number of
Shares Outstanding -
Basic and Diluted	31,040,000	31,040,000	31,040,000	28,069,304

The accompanying notes are an integral part of these interim financial statements.

Page - 4

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Nine months ended April 30,	Nine months ended April 30,	July 13, 2005 (Inception) to April 30,
	2009	2008	2009

Cash Flow From Operating Activities
Net loss	$(129,675)	$(126,195)	$(341,685)
Non-cash items:
Foreign change	(22,714)	-	(22,714)
Finance charges	97,543	64,409	201,588
Non-cash working capital items:
Prepaid expenses	(5,761)	-	(8,961)
Accounts payable and accrual liabilities	(9,059)	7,878	8,894
Net cash used in operations	(69,666)	(53,908)	(162,878)

Cash Flow From Investing Activities
Acquisition of mineral property	-	(288,824)	(288,824)
Net cash used in investing activities	-	(288,824)	(288,824)

Cash Flow From Financing Activities
Advances from (repayment to) related party	(4,171)	4,610	4,191
Issuance (repayment) of long-term debt	(29,620)	266,084	222,660
Shares issued for purchase of mineral property	-	-	-
Issuance of capital stock	-	20,000	46,800
Repurchase shares for cancellation	-	(1)	(1)
Proceeds from promissory notes payable	85,000	64,409	179,009
Net cash provided by financing activities	59,551	355,102	452,659

Increase (decrease) in cash	(10,115)	12,370	957

Cash, Beginning	11,072	1,910	-

Cash, Ending	$957	$14,280	$957

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash item:
Shares issued for mineral property	$-	$7,000,000	$7,000,000

The accompanying notes are an integral part of these interim financial statements.

Page - 5

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2009

1.           BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

2.           CONVERTIBLE PROMISSORY NOTES PAYABLE

Balance at July 31, 2008	$ 94,009
August 14, 2008: convertible promissory note issued	85,000
April 30, 2009: translation gain	(1,836)

Balance at April 30, 2009	$ 177,173

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

Page - 6

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

Plan of Operation

Martin Lake Claims

During the next 12 months management plans on advancing the exploration data base as well as conducting geological exploration work on its Martin Lake Claims located in the Uranium City area of Saskatchewan.  Management is currently organizing to send a geologist as well as a drill rig to the Martin Lake Claims to conduct a diamond drill program and further exploration work program for the Martin Lake Claims.  Management intends to actively seek equity investment and or joint venture opportunities with other mining companies to help finance the drill program and the geological work required.

Management anticipates that the geologist will be able to visit the Martin Lake Claims in the summer of 2009 and conduct a Phase One program that will consist of up to nine holes or approximately 600 meters covering a surface area of approximately 103 hectares to a planned depth of approximately 65 metres.  The purpose of the drilling program is to expand on and confirm historical near surface drilling programs and uranium results by previous operators during the late 1960’s.  Phase Two program will include a drill program of up to 3,000 meters to further define the uranium mineralization.
Risk Factors

An investment in Endeavor’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Endeavor’s Form SB-2 filed on April 4, 2007 and Endeavor’s Form 10-K filed on November 3, 2008.

Financial Condition

As at April 30, 2009, Endeavor had a cash balance of $957.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Endeavor’s common stock or sale of part of its interest in the Martin Lake Claims.  If Endeavor is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Endeavor.  Endeavor does not have any financing arranged and Endeavor cannot provide investors with any assurance that Endeavor will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Endeavor’s business will fail.

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

Capital Resources

As of April 30, 2009, Endeavor had total assets of $7,298,742, consisting of $957 in cash, $8,961 in prepaid expenses, and $7,288,824 in mineral property, and total current liabilities of $213,435 for a net working capital of $(203,517), compared with a net working capital of ($118,380) as of July 31, 2008.  The liabilities consisted of $8,894 in accounts payable and accrual liabilities, $23,177 in current portion of long-term debt, $177,173 in promissory notes payable, and $4,191 due to related parties.

There are no assurances that Endeavor will be able to achieve further sales of its common stock or any other form of additional financing.  If Endeavor is unable to achieve the financing necessary to continue its plan of operations, then Endeavor will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the nine month period ended April 30, 2009, net cash used in operating activities increased to $69,666 compared with $53,908 for the same nine month period in the previous fiscal year.

At April 30, 2009, Endeavor had cash of $957.  During the nine month period ended April 30, 2009, Endeavor used $69,666 in cash for operating activities.  This was primarily a result of non-cash items of $22,714 in foreign exchange and $97,543 in finance charges and the non-cash working capital items of $5,761 in prepaid expenses and $9,059 in accounts payable and accrual liabilities.

Page - 8

Net Cash Used in Investing Activities

Net cash used by investing activities was $nil for the nine month period ended April 30, 2009 as compared with $288,824 used for the same nine month period in the previous fiscal year.

Net Cash Provided By Financing Activities

Net cash flows provided by financing activities decreased to $59,551 for the nine month period ended April 30, 2009 as compared with financing activities of $355,102 for the same nine month period in the previous fiscal year primarily as a result of the repayment of long-term debt in the amount of $29,620,  advances from a related party in the amount of $4,171, and proceeds from a promissory note payable of $85,000.

Results of Operation for the Period Ended April 30, 2009

Endeavor has had no operating revenues since its inception on July 13, 2005, through to April 30, 2009.  Endeavor’s activities have been financed from the proceeds of share subscriptions.  From its inception, on July 13, 2005, to April 30, 2009 Endeavor has raised a total of $46,800 from private offerings of its common stock.

For the period from inception on July 13, 2005, to April 30, 2009, Endeavor incurred total expenses of $341,685.  These expenses included $40,098 in mineral property costs.  Endeavor also incurred $201,630 in finance charges and $99,957 in office and other administration expenses.

For the nine month period ended April 30, 2009, Endeavor incurred total expenses of $129,675.  These expenses included (1) $24,731 in mineral property costs; (2) $97,585 in finance charges; and (3) $7,359 for office and other administration expenses.

For the nine month period ended April 30, 2008, Endeavor incurred total expenses of $126,195.  These expenses included (1) $6,415 in mineral property costs; (2) $64,409 finance charges; and (3) $55,371 for office and other administration expenses.

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

Endeavor had no contingencies or long-term commitments at April 30, 2009.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Endeavor’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of April 30, 2009.

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

Page - 10

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in Endeavor’s internal controls over financial reporting during the quarter ended April 30, 2009, that materially affected, or are reasonably likely to materially affect, Endeavor’s internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ENDEAVOR EXPLORATIONS INC.

Dated:                      June 15, 2009                                                                By:/s/ Walter Stunder
Name:                      Walter Stunder
Title:                      Director and CEO
(Principal Executive Officer)

Dated:                      June 15, 2009                                                                By:/s/ Belkis Jimenez Rivero
Name:                      Belkis Jimenez Rivero
Title:                      Director and CFO
(Principal Financial Officer)

Page - 12

Exhibit 31

Page - 13

ENDEAVOR EXPLORATIONS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Walter Stunder, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending April 30, 2009 of Endeavor Explorations Inc.;

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

Date:  June 15, 2009

/s/ Walter Stunder
Walter Stunder

Chief Executive Officer

Page - 14

ENDEAVOR EXPLORATIONS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Belkis Jimenez Rivero, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending April 30, 2009 of Endeavor Explorations Inc.;

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

Date:  June 15, 2009

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero

Chief Financial Officer

Page - 15

Exhibit 32

Page - 16

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Endeavor Explorations Inc. (the “Company”) on Form 10-Q for the period ending April 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Walter Stunder, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Walter Stunder
Walter Stunder

Chief Executive Officer

June 15, 2009

Page - 17

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Endeavor Explorations Inc. (the “Company”) on Form 10-Q for the period ending April 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Belkis Jimenez Rivero, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero

Chief Financial Officer

June 15, 2009

Page - 18