Form 10-K
period 2009-07-31
Endeavor Explorations Inc.
filed 2009-11-02
CIK 1390134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission file number 000-52958

ENDEAVOR EXPLORATIONS INC.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 601, 980 Cooperage Way, Vancouver, British Columbia	V6B 0C3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 206-338-2649

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[   ] Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required
to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[X] Yes    [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $33,115,099 as of January 31, 2009

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 28, 2009
common stock - $0.001 par value	21,040,000

Documents incorporated by reference: Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Endeavor’s registration statement on Form SB-2 filed on February 16, 2007; Exhibit 10.1 (Mineral Property Purchase
Agreement) filed as an exhibit to Endeavor’s registration statement on Form SB-2 filed on February 16, 2007; Exhibit 10.2
(Mineral Property Purchase Agreement) filed as an exhibit to Endeavor’s Form 8-K (Current Report) filed on January 24, 2008;
Exhibit 10.3 (Letter of Intent) filed as an exhibit to Endeavor’s Form 8-K (Current Report) filed on October 2, 2009; and
Exhibit 14 (Code of Ethics) filed as an exhibit to Endeavor’s Form 10-Q (Annual Report) filed on March 17, 2008.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 2

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

PART I

Item 1. Description of Business.

(a)           Business Development

Endeavor Explorations Inc. (“Endeavor”) is a Nevada corporation that was incorporated on July 13, 2005.

Endeavor maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at Suite 601, 980 Cooperage Way, Vancouver, British Columbia, V6B 0C3. Endeavor’s office telephone number is (206) 338-2649.

Endeavor has an authorized capital of 75,000,000 shares of common stock with a par value of $0.0001 per share with 21,040,000 shares of common stock currently issued and outstanding.

Endeavor has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Endeavor’s business, with the exception of the acquisition of MDC GPS technology as discussed below.

(b)           Business of Endeavor

Products and Services

During the fiscal period ended July 31, 2009, Endeavor was a startup exploration stage company without operations. Endeavor’s principal business was the acquisition and exploration of mineral resources. Endeavor had an interest in eight mineral claims located in the Uranium City area of Northern Saskatchewan, which were acquired in January 2008 and later abandoned in July 2009.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 3

Subsequently, management decided to expand Endeavor’s focus and identify and assess new projects for acquisition purposes that are more global in nature and technology-based. In October 2009, Endeavor entered into a letter of intent dated September 29, 2009 with Spidex Technologies (the “Letter of Intent”) for the acquisition of all of the right, title and interest in a mobile data technology for Smartphones (the “Technology”), also known as MDC GPS technology, that can run on GPS enabled Smartphones including Blackberry Storm 2, Apple iPhone, Palm Pre, and Google Andriod devices. The Technology is a software application that will run in the background and will collect and transmit location data to a server. Server applications will include location monitoring of vehicles, children and members of social networking groups. See Exhibit 10.3 – Letter of Intent for more details.

After conducting its due diligence on the Technology, Endeavor entered into an asset purchase agreement dated October 27, 2009 with Spidex Technologies for the acquisition of all of the right, title and interest in the Technology. As consideration for the acquisition of the Technology, Endeavor paid Spidex $5,000 on the signing of the Letter of Intent and will issue 1 million restricted shares to Spidex at a deemed price of $0.10 per share within 30 days of the date of the asset purchase agreement.

Also, Spidex has agreed to assist Endeavor in the further development and commercialization of the Technology. Endeavor has agreed to retain Spidex for a period of 12 months and to pay Spidex a monthly consulting fee to provide services to Endeavor for the purpose of developing and advancing the Technology to a point where it can be sold commercially. Either party may terminate these services upon 30 days’ notice. The focus of the research and development of the Technology will be on developing a software system whereby a GPS enabled smartphone will send location based information to a server. The server will receive and store this location based information and web applications on the server can be developed to provide various consumer and business web services. Endeavor plans to target BlackBerry devices initially but intends to broaden support to other GPS enabled smartphones including the Apple iPhone, Google Andriod devices and possibly Palm Pre and Motorola iDen devices.

Finally, pursuant to the terms and conditions of the asset purchase agreement, Spidex will be entitled to a partial royalty or partial payment if Endeavor sells its interest in the Technology.

See Exhibit 10.4 – Asset Purchase Agreement for more details.

Markets

The target markets for the Technology will be consumers and businesses interested in using location based web services. .

Distribution

The main modes of distribution of the Technology will be via the Internet.

Competitive Business Conditions

The industry in which Endeavor and its Technology plan on operating is extremely competitive and always changing. Within the Internet marketplace, there are an enormous number of corporations that are competing for online users, advertising dollars, sponsorship fees and many other unique opportunities for revenue. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

1.	greater financial, technical and marketing resources that can be devoted to the development, promotion and sale of their services;
2.	easier and more access to capital;
3.	longer operating histories;
4.	greater name recognition and established corporate identity;
5.	larger user base; and
6.	developed websites.

More specifically, online participants focused on the e-commerce industry are growing and the services and products that they are offering continues to increase at a rapid rate. Suppliers, retailers, consumers and other industry participants do not rely solely on the use of the Internet to communicate and interact. There are many alternative and traditional means that will continue to provide competition to the utilization of the Internet for similar purposes. Belkis Jimenez Rivero believes that competition will grow as the Internet usage increases and it becomes an easier and more efficient medium for the e-commerce industry participants to interact.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 4

Endeavor will strive to obtain a competitive advantage by providing unique, quality products, privacy, secure mode of payment, and guaranteed product and service satisfaction. Belkis Jimenez Rivero believes that Endeavor will have a competitive advantage for the following reasons:

a.	The technology that Endeavor will be developing will use open standards where possible. This gives the technology increased interoperability.
b.	Endeavor will make use of open source software where possible to reduce development costs and speed development time.

Endeavor’s principal competitors are www.instamapper.com, www.opengts.org, and www.opendtmp.org. As they are private corporations Endeavor is unable to ascertain the size of their market. As the competitors are private corporations with no requirement for financial disclosure, there is no way of quantifying and qualifying what position on a sale’s basis Endeavor is in relative to its competition.

Raw Materials

The raw materials for the Technology will include computers, GPS enabled smartphones, open source software and labor to write software code.

Principal Suppliers

Endeavor is not dependent on any single supplier for the Technology.

Dependence on Major Customers

Endeavor has no customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Endeavor has no intellectual property such as patents or trademarks. Additionally, Endeavor has no royalty agreements or labor contracts.

Government Approval

Endeavor does not require government approval to develop or sell its technology in non-embargoed countries.

Government Controls and Regulations

Currently, other than business and operations licenses applicable to most commercial ventures, Endeavor is not required to comply with any extraordinary regulations for its business operations. However, there can be no assurance that current or new laws or regulations will not, in the future, impose additional fees and taxes on Endeavor and its business operations. Any new laws or regulations relating to the Technology or any new interpretations of existing laws could have a negative impact on Endeavor’s business and add additional costs to Endeavor’s business operations.

Websites are not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

  user privacy
  freedom of expression
  pricing
  content and quality of products and services
  taxation
  advertising
  intellectual property rights
  information security

Endeavor Explorations Inc.	Form 10-K - 2009	Page 5

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for Endeavor’s products and services, increase the cost of doing business, or in some other manner have a negative impact on Endeavor’s business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Additionally, in response to concerns regarding “spam” (unsolicited electronic messages), “pop-up” web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations that would limit the use of unsolicited Internet advertisements. While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of Endeavor’s business operations.

Also, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet.

Costs and Effects of Compliance with Environmental Laws

Endeavor currently has no costs to comply with environmental laws concerning its past exploration program on the Martin Lake Claims or the research and development of the Technology.

Expenditures on Research and Development During the Last Two Fiscal Years

Endeavor has not incurred any research or development expenditures since its inception on July 13, 2005.

Number of Total Employees and Number of Full Time Employees

Endeavor does not have any employees other than its sole director and officer of Endeavor. Endeavor intends to retain the services of independent consultants on a contract basis to conduct the required research and development on the Technology.

Item 1A. Risk Factors.

Endeavor is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

Endeavor is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Description of Property.

Endeavor’s executive offices are located at Suite 601, 980 Cooperage Way, Vancouver, British Columbia, V6B 0C3.

Endeavor currently has no interest in any other property as discussed above in “Item 1. Description of Business”.

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

Endeavor Explorations Inc.	Form 10-K - 2009	Page 6

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

Endeavor’s common stock has been quoted on the NASD OTC Bulletin Board under the symbol “EAVR” since July 10, 2007. The table below gives the high and low bid information for each fiscal quarter Endeavor’s common stock has been quoted for the last two fiscal years and for the interim period ended October 27, 2009. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
27 October 2009	$0.15	$0.05	Pink OTC Markets Inc.
31 July 2009	$0.26	$0.05	Pink OTC Markets Inc.
30 April 2009	$0.40	$0.21	Pink OTC Markets Inc.
31 January 2009	$0.75	$0.25	Pink OTC Markets Inc.
31 October 2008	$1.32	$0.51	Pink OTC Markets Inc.
31 July 2008	$2.05	$1.01	Pink OTC Markets Inc.
30 April 2008	$1.50	$0.98	Pink OTC Markets Inc.
31 January 2008	$1.02	$0.10	Pink OTC Markets Inc.
(after 3 for 1 dividend)
31 October 2007	$0.15	$0.15	Pink OTC Markets Inc.

(b)           Holders of Record

Endeavor has approximately 24 holders of record of Endeavor’s common stock as of July 31, 2009 according to a shareholders’ list provided by Endeavor’s transfer agent as of that date. The number of registered shareholders does not include any estimate by Endeavor of the number of beneficial owners of common stock held in street name. The transfer agent for Endeavor’s common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

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

Endeavor Explorations Inc.	Form 10-K - 2009	Page 7

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

July 2009 – Return to Treasury

On July 21, 2009, there was a change in control in the voting shares of Endeavor. The basis of the change in control was a cancellation of 10 million shares, which were returned to treasury. As a result of the abandonment of the Martin Lake Claims, Walter Stunder agreed to return 10 million of his shares to Endeavor for cancellation, which represented 32.2% of the issued and outstanding shares of common stock in the capital of Endeavor.

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

Endeavor Explorations Inc.	Form 10-K - 2009	Page 8

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF ENDEAVOR EXPLORATIONS INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Endeavor was incorporated in the State of Nevada on July 13, 2005.

Endeavor was an exploration stage company up until July 31, 2009. Endeavor’s principal business was the acquisition and exploration of mineral resources. Endeavor never determined whether the mineral properties that it had an interest in contained mineral reserves that were economically recoverable.

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

Martin Lake Claims

On January 18, 2008, Endeavor Explorations Inc. acquired eight mineral claims located in the Uranium City area of Northern Saskatchewan known as the Martin Lake Properties (the “Martin Lake Claims”). The Martin Lake Claims covered approximately 1,500 hectares (3,700 acres). However, on July 21, 2009, the board of directors approved management’s recommendation to abandon the Martin Lake Claims. Management recommended abandoning the Martin Lake Claims in view of the current economic downturn and it was determined that the Martin Lake Claims no longer warranted further exploration or development based on the results of exploration Endeavor has conducted on the Martin Lake Claims. Pursuant to the terms and conditions of the Mining Property Purchase Agreement, Endeavor sent notice on August 4, 2009 to Mr. Dubnick of its intention to abandon the Martin Lake Claims. As a result of the abandonment of the Martin Lake Claims 60 days prior to any deadline for additional assessment work to be completed, Endeavor has no further obligations under the Mining Property Purchase Agreement. See Exhibit 10.2 – Mining Property Purchase Agreement for more details.

MDC GPS Technology

Management has decided to expand Endeavor’s focus and identify and assess new projects for acquisition purposes that are more global in nature and technology-based. In October 2009, Endeavor entered into a letter of intent dated September 29, 2009 with Spidex Technologies (the “Letter of Intent”) for the acquisition of all of the right, title and interest in a mobile data technology for Smartphones (the “Technology”), also known as MDC GPS technology. See Exhibit 10.3 – Letter of Intent for more details.

After conducting its due diligence on the Technology, Endeavor entered into an asset purchase agreement dated October 27, 2009 with Spidex Technologies for the acquisition of all of the right, title and interest in the Technology. See Exhibit 10.4 – Asset Purchase Agreement for more details.

Plan of Operation

Endeavor has not had any significant revenues generated from its business operations since inception. Endeavor expects that the revenues generated from its business for the next 12 months will not be enough for its required working capital. Until Endeavor is able to generate any consistent and significant revenue it may be required to raise additional funds by way of equity or debt financing.

At any phase, if Endeavor finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations. If Endeavor cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital. Endeavor expects to raise the required funds for the next 12 months with equity or debt financing.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 9

To become profitable and competitive, Endeavor needs to develop and advance the Technology to a point where it can be sold commercially. To achieve this goal, management has prepared the following phases for its plan of operation for the next 12 months.

Phase 1 - Develop the Technology (9 months)

In Phase 1, Endeavor plans to (1) develop the first client software for BlackBerry GPS enabled smartphones, (2) develop server software which can receive data from the BlackBerry GPS enabled smartphones, and (3)develop a server based web application to provide a location based service. Endeavor has budgeted approximately $500,000 for this phase and expects it to take nine months to complete, with completion expected within the first nine months of Endeavor’s plan of operation.

Phase 2 - Implement marketing strategy (3 months)

In Phase 2, Endeavor plans to (1) hire personnel for sales, marketing and customer service, (2) create a marketing strategy for the Technology and its products, and (3) implement its marketing strategy on its target market.

Endeavor has budgeted approximately $250,000 for this phase and expects it to take three months to complete with completion expected within the final three months of Endeavor’s plan of operation.

Risk Factors

An investment in Endeavor’s common stock involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in Endeavor’s Form SB-2/A filed on April 4, 2007 and Endeavor’s Form 10-KSB filed on October 30, 2007. Endeavor’s business, operating results and financial condition could be seriously harmed due to any of those known material risks. Also, please consider the following additional risk factors in evaluating the company and its business before purchasing shares of the company‘s common stock. The risks described below are not the only ones facing Endeavor. Additional risks not presently known to Endeavor may also impair its business operations. You could lose all or part of your investment due to any of these risks.

Risks associated with Endeavor:

1.	Endeavor is an initial development stage company and may not be able to continue as a going concern and may not be able to raise additional financing.

A note provided by Endeavor’s independent auditors in Endeavor’s financial statements for the period from inception, July 13, 2005, through July 31, 2009 contains an explanatory note that indicates that Endeavor is an initial development stage company and its ability to continue as a going concern is dependent on continued financial support from its shareholders, raising additional capital to fund future operations and ultimately to attain profitable operations. The explanatory note states that, because of such uncertainties, there may be a substantial doubt about Endeavor’s ability to continue as a going concern. This note may make it more difficult for Endeavor to raise additional equity or debt financing needed to run its business and is not viewed favorably by analysts or investors. Endeavor urges potential investors to review this report before making a decision to invest in Endeavor.

2.

Endeavor has a limited operating history upon which to judge its current operations and has losses that it expects to continue into the future. If the losses continue Endeavor will have to suspend operations or cease operations.

In deciding whether to purchase Endeavor’s shares of common stock, and the likelihood of Endeavor’s success, you should consider that Endeavor is relatively new to the technology marketplace and has a limited operating history upon which to judge its current operations. As a result, you will be unable to assess Endeavor’s future operating performance or its future financial results or condition by comparing these criteria against its past or present equivalents.

Endeavor was incorporated on July 13, 2005 and Endeavor has no significant operating history upon which an evaluation of its future success or failure can be made. Endeavor’s net loss since inception is $375,500. Endeavor’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to generate revenues from its planned business operations and to reduce development costs.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 10

Based upon current plans, Endeavor expects to incur up to $2,000,000 in operating losses over the next 12 to 18 months. This will be due to expenses associated with the development and operation of the Technology. Endeavor cannot guaranty that it will be successful in generating revenues in the future. Failure to generate revenues may cause Endeavor to go out of business.

3.	Endeavor does not have sufficient funds to complete each phase of its proposed plan of operation and as a result may have to suspend operations.

Each of the phases of Endeavor’s plan of operation is limited and restricted by the amount of working capital that Endeavor has and is able to raise from financings and generate from business operations. Endeavor currently does not have sufficient funds to complete each phase of its proposed plan of operation and Endeavor expects that it will not satisfy its cash requirements for the next 12 months. As a result, Endeavor may have to suspend or cease its operations on one or more phases of the proposed plan of operation. Until Endeavor is able to generate any consistent and significant revenue it may be required to raise additional funds by way of equity. At any phase, if Endeavor finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations. If Endeavor cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital.

4.	Failure to successfully compete in the technology industry with established technology companies may result in Endeavor’s inability to continue with its business operations.

There are three prominent, established technology companies that are competitors with Endeavor. Each of www.instamapper.com and www.opengts.org and www.opemdmtp.org have been in business for at least two years. Each of the competitors are private companies and as a result it is difficult for Endeavor to determine its competitive position among these competitors. Based on feedback from Endeavor’s customers, Belkis Jimenez Rivero thinks that Endeavor provides a wider range of products than its competitors. Endeavor expects competition in this market to increase significantly as new companies enter the market and current competitors expand their online services.

If Endeavor is unable to develop and introduce enhanced or new technology or services quickly enough to respond to market or user requirements or to comply with emerging industry standards, or if these services do not achieve market acceptance, Enedeavor may not be able to compete effectively.

In addition, Endeavor’s competitors may develop technology that is better than Endeavor’s or that achieves greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Competitive pressures created by any one of these companies, or by Endeavor’s competitors collectively, could have a negative impact on Endeavor’s business, results of operations and financial condition and as a result, Endeavor may not be able to continue with its business operations.

5.

Endeavor may not be able to develop and introduce enhanced or new products and services quickly enough to respond to market or user requirements or to comply with emerging industry standards and, as a result, Endeavor’s ability to operate and compete effectively may be affected negatively.

The technology industry is rapidly changing with frequent introductions of new products, services, and industry standards. Endeavor’s future success will depend on its ability to adapt to the rapid changing by continually improving the performance features and reliability of Endeavor’s products and services. Endeavor’s future success will also depend in large part on its ability to develop and enhance Endeavor’s products and services. There are significant technical risks in the development of new or enhanced services, including the risk that Endeavor will be unable to effectively use new technologies, adapt its services to emerging industry standards, or develop, introduce and market new or enhanced products and services. Also, if Endeavor is unable to develop and introduce enhanced or new products and services quickly enough to respond to market or user requirements or to comply with emerging industry standards, or if these products and services do not achieve market acceptance, Endeavor may not be able to compete effectively.

6.

Since Endeavor success depends upon the efforts of Belkis Jimenez Rivero, the sole officer of Endeavor, and its ability to attract and retain key personnel, Endeavor’s failure to retain key personnel will negatively affect its business.

Endeavor’s business is greatly dependent on the efforts of its CEO, Belkis Jimenez Rivero, and on its ability to attract, motivate and retain key personnel and highly skilled technical employees. Currently, Endeavor does not have any employment agreement with Ms. Jimenez Rivero and does not carry a key man life insurance policy on Ms. Jimenez Rivero. Also, Endeavor does not have any full time or part time employees at this time. The loss of Ms. Jimenez Rivero could have a

Endeavor Explorations Inc.	Form 10-K - 2009	Page 11

negative impact on Endeavor’s business, operating results and financial condition. Competition for qualified personnel is intense and Endeavor may not be able to hire or retain qualified personnel, which could also have a negative impact on Endeavor’s business. Currently, Ms. Jimenez Rivero only intends to devote approximately 20% of her business time to the affairs of Endeavor.

7.	Since Endeavor relies on one provider to host its website, Endeavor’s technical systems could fail if this service is interrupted, which in turn would have a negative impact on Endeavor’s business.

Although Endeavor has back up facilities for its computer systems, Endeavor relies on one provider to host its website, www.serverloft.com. In the past, the website host has not failed to provide services to Endeavor’s systems and website. However, if Endeavor’s website host failed to provide service to its systems, Endeavor would be unable to maintain website availability. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. Endeavor’s business depends on the efficient and uninterrupted operation of its computer and communications hardware systems. Any system interruptions that cause its website to be unavailable could materially adversely affect its business. Endeavor does not currently have a formal agreement with its website host, but rather a standard monthly recurring billing relationship. Furthermore, Endeavor will be depending on outside expertise to maintain and expand its website design and capabilities. There is no assurance that website consultants can be retained who will understand the needs of and have the solution for a desirable, user-friendly commercial website.

8.

Endeavor’s business exposes Endeavor to potential product liability claims, and Endeavor may incur substantial expenses if Endeavor is subject to product liability claims or litigation, which could result in a negative impact on its business.

Belkis Jimenez Rivero believes that the Technology and its products involve a minimal inherent risk of product liability claims and associated adverse publicity. However, Endeavor may be held liable if any product it sells causes damages or is otherwise found unsuitable. Currently, Endeavor does not carry any product liability insurance or general business coverage. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. These costs would have the effect of increasing Endeavor’s expenses and diverting Ms. Jimenez Rivero’s attention away from the operation of the business, and could harm Endeavor’s business.

Risks associated with Endeavor’s industry:

9.	Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on Endeavor’s business.

Currently, other than business and operations licenses applicable to most commercial ventures, endeavor is not required to obtain any governmental approval for its business operations. However, there can be no assurance that current or new laws or regulations will not, in the future, impose additional fees and taxes on Endeavor and its business operations. Additionally, in response to concerns regarding “spam” (unsolicited electronic messages), “pop-up” web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations that would limit the use of unsolicited Internet advertisements. While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of Endeavor’s business operations. Also, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Any new laws or regulations relating to the Technology or the Internet or any new interpretations of existing laws could have a negative impact on Endeavor’s business and add additional costs to Endeavor’s business operations.

10.	Security of online transactions via the Internet and any security breaches will have a negative impact on Endeavor’s business.

The secure transmission of confidential information over public telecommunications facilities is a significant barrier to electronic commerce and communications on the Internet. Many factors may cause compromises or breaches of security systems used by Endeavor and other Internet sites to protect proprietary information. A compromise of security on the Internet would materially negatively affect the use of the Internet for commerce and communications. This in turn would negatively affect Endeavor’s business. Circumvention of Endeavor’s security measures could result in misappropriation of its proprietary information or cause interruptions of Endeavor’s operations. Protecting against the threat of such security breaches may

Endeavor Explorations Inc.	Form 10-K - 2009	Page 12

require Endeavor to expend significant amounts of capital and other resources. There can be no assurance that Endeavor’s security measures will prevent security breaches.

11.	Endeavor’s business will be adversely affected if the infrastructure of the Internet is unable to support demands placed on it by Endeavor’s business.

The success of commercial use of the Internet depends in large part upon the development and maintenance of the Internet’s infrastructure, including the development of complementary products such as various broadband technologies. The number of users of the Internet and the amount of traffic on the Internet have grown significantly and are expected to continue to grow, placing greater demands on the Internet's infrastructure. This infrastructure may not be able to support the demands placed on it by this continued growth without its performance or reliability being decreased. Any outages or delays in services could lower the level of Internet usage. In addition, the infrastructure and complementary products and services necessary to make the Internet a viable commercial marketplace may not develop. If usage of the Internet is curtailed due to infrastructure constraints or lack of complementary products, Endeavor expects an adverse impact on its business and revenues. Even if such infrastructure and complementary products and services do develop, there can be no guarantee that the Internet will become a viable commercial marketplace for products and services such as those offered by Endeavor.

Financial Condition

As at July 31, 2009, Endeavor had a cash balance of $1,665. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Endeavor’s common stock or sale of its assets. If Endeavor is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Endeavor. Endeavor does not have any financing arranged and Endeavor cannot provide investors with any assurance that Endeavor will be able to raise sufficient funding from the sale of its common stock. In the absence of such financing, Endeavor’s business will fail.

Based on the nature of Endeavor’s business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that very few technology companies in the development stage ultimately develop, market, and successfully sell their products. Endeavor’s future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

  Endeavor’s ability to raise additional funding;
  the competitive market for similar technology and the pricing of such technology;
  the results of Endeavor’s proposed research and development on its Technology; and
  Endeavor’s ability to find joint venture partners for the development of its Technology.

Due to Endeavor’s lack of operating history and present inability to generate revenues, Endeavor’s auditors have stated their opinion that there currently exists a substantial doubt about Endeavor’s ability to continue as a going concern. Even if Endeavor completes its proposed development work program, and it is successful in developing and marketing the Technology, Endeavor will have to spend substantial funds on further research and development and marketing before it will know whether is plan of operation will be successful.

Functional Currency

Endeavor’s functional currency is the United States dollar. Endeavor has determined that its functional currency is the United States dollar for the following reasons:

  Endeavor’s current and future financings are and will be in United States dollars;
  Endeavor maintains a majority of its cash holdings in United States dollars;
  any potential sales of the Technology will be undertaken in United States dollars;
  a majority of Endeavor’s administrative expenses are undertaken in United States dollars; and
  all cash flows are generated in United States dollars.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 13

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

Capital Resources

As of July 31, 2009, Endeavor had total assets of $5,685, consisting of cash and prepaid expenses, and total liabilities of $210,632 for a net working capital of $(204,947), compared with a net working capital of $7,044,214 as of July 31, 2008. The primary reason for the decrease in the net working capital was the result of the write off of mineral property. The assets consisted of $1,665 in cash and $4,020 in prepaid expenses. The liabilities consisted of $24,751 in accounts payable and accrual liabilities, $178,541 in promissory notes payable, and $7,340 due to related parties.

There are no assurances that Endeavor will be able to achieve further sales of its common stock or any other form of additional financing. If Endeavor is unable to achieve the financing necessary to continue its plan of operations, then Endeavor will not be able to continue its development of the Technology and its business will fail.

Cash Flow From Operating Activities

For the fiscal year ended July 31, 2009, the net loss in cash flow from operating activities decreased to $163,490 compared with $187,110 for the same period in the previous fiscal year.

At July 31, 2009, Endeavor had cash of $1,665. During the fiscal year ended July 31, 2009, Endeavor used $68,362 in cash for operating activities. The increase in use of cash for operating activities was due to payments for accounts payables and operating expenses incurred during the year.

Cash Flow From Investing Activities

Cash flow from investing activities was $nil for the fiscal year ended July 31, 2009 as compared with $288,824 of cash used for the same period in the previous fiscal year.

Cash Flow From Financing Activities

Net cash flows provided by financing activities decreased to $58,955 for the fiscal year ended July 31, 2009 as compared with financing activities of $366,298 for the same period in the previous fiscal year, primarily as a result of the decrease in long-term debt of $33,365, and an increase in proceeds from promissory notes payable of $85,000 and advances from related party of $7,320.

Results of Operation for the Period Ended July 31, 2009

Endeavor has had no operating revenues since its inception on July 13, 2005, through to July 31, 2009. Endeavor’s activities have been financed from the proceeds of share subscriptions. From its inception, on July 13, 2005, to July 31, 2009 Endeavor has raised a total of $46,800 from private offerings of its common stock.

Endeavor has not attained profitable operations and is dependent upon obtaining financing to pursue future acquisitions. For these reasons, there is substantial doubt that Endeavor will be able to continue as a going concern.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 14

References to the discussion below to fiscal 2009 are to Endeavor’s fiscal year ended on July 31, 20098. References to fiscal 2008 are to Soltera’s fiscal year ended July 31, 2008.

	Accumulated from July 13, 2005 (Date of Inception) to July 31, 2009 $	For the Year Ended July 31, 2009 $	For the Year Ended July 31, 2008 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	–

Expenses
Finance charges	97,585	104,045	201,630
Mineral property costs	29,600	7,867	44,967
Office and other administration expenses	36,305	75,198	128,903
Net Loss	(163,490)	(187,110)	(375,500)

Finance Charges

Finance charges include the beneficial conversion features of $85,000 for the promissory note and accretion expenses of $12,585 of the long term debts.

Mineral Property Costs

Mineral property costs incurred during fiscal 2009 were attributable to the payments made to maintain title to Endeavor’s mineral claims. A total of $29,600 was spent on Endeavor’s exploration program on the Martin Lake Claims.

Office and Administration Expenses

Office and other administration expenses includes office rent and professional expenses, which include legal, accounting and auditing expenses associated with Endeavor’s corporate organization, the preparation of Endeavor’s financial statements and Endeavor’s continuous disclosure filings with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

Endeavor has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Endeavor had no contingencies or long-term commitments at July 31, 2009.

Tabular Disclosure of Contractual Obligations

Endeavor is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Overview and Anticipated Expenses

Management anticipates spending approximately $1,000,000 on the development, marketing and sales of the Technology in the next 12 months. However, the amount to be spent on the Technology will depend on whether Endeavor conducts the development work program on the Technology itself or whether Endeavor enters into a joint venture with another party to assist with some or the entire development work program.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 15

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

Mineral Property Costs

Mineral property acquisition costs are capitalized. Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. Mineral properties are reviewed for impairment whenever events and changes in circumstances indicate that the carrying amount may be impaired. In performing the review for impairment, Endeavor estimates the future cash flows expected to result from use of the asset or its eventual disposition. If the fair value exceeds the carrying value an impairment loss is recognized.

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

Endeavor Explorations Inc.	Form 10-K - 2009	Page 16

Item 8. Financial Statements and Supplementary Data.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

July 31, 2009

Endeavor Explorations Inc.	Form 10-K - 2009	Page 17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Endeavor Exploration Inc.:

We have audited the accompanying balance sheets of Endeavor Exploration Inc. (an exploration stage company) as of July 31, 2009 and 2008 and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and the period from July 13, 2005 (inception) through July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Endeavor Exploration Inc. as of July 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from July 13, 2005 (inception) through July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
November 2, 2009

Endeavor Explorations Inc.	Form 10-K - 2009	Page 18

ENDEAVOR EXLORATIONS INC.
(An Exploration Stage Company)
BALANCE SHEETS

	July 31,	July 31,
	2009	2008

ASSETS

CURRENT
Cash	$1,665	$11,072
Prepaid expenses	4,020	3,200
	5,685	14,272

Mineral property (Note 3)	-	7,288,824
	$5,685	$7,303,096

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT
Accounts payable and accrued liabilities	$24,751	$17,953
Current portion of long-term debt (Note 6)	-	20,670
Promissory notes payable (Note 4)	178,541	94,009
Due to related parties (Note 5)	7,340	20
	210,632	132,652

Long-term debt (Note 6)	-	126,230
	210,632	258,882

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock (Note 7)
Authorized:
75,000,000 common shares, $0.001 par value
Issued and outstanding:
21,040,000 common shares (July 31, 2008-31,000,000)	21,040	31,000
Additional paid-in capital	149,513	7,205,224
Obligation to issue shares	-	20,000
Deficit accumulated during the exploration stage	(375,500)	(212,010)
	(204,947)	7,044,214

	$5,685	$7,303,096

Contingency (Note 1)
Subsequent events (Note 9)

The accompanying notes are an integral part of these financial statements.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 19

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative from
			July 13, 2005
	Year ended	Year ended	(Inception) to
	July 31,	July 31,	July 31,
	2009	2008	2009

Expenses
Finance charges (Notes 4 and 6)	$97,585	$104,045	$201,630
Mineral property costs (Note 3)	29,600	7,867	44,967
Office and other administration expenses	36,305	75,198	128,903

Net loss	$(163,490)	$(187,110)	$(375,500)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding -
basic and diluted	30,728,022	28,994,521

The accompanying notes are an integral part of these financial statements.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 20

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative from
			July 13, 2005
	Year ended	Year ended	(Inception) to
	July 31,	July 31,	July 31,
	2009	2008	2009

Cash Flow From Operating Activities
Net loss	$(163,490)	$(187,110)	$(375,500)
Non-cash items:
Foreign exchange	(8,435)	-	(8,435)
Finance charges	97,585	104,045	201,630
Non-cash working capital items:
Prepaid expenses	(820)	(3,200)	(4,020)
Accounts payable and accrual liabilities	6,798	17,953	24,751
Net cash used in operations	(68,362)	(68,312)	(161,574)

Cash Flow From Investing Activities
Acquisition of mineral property	-	(288,824)	(288,824)
Net cash used in investing activities	-	(288,824)	(288,824)

Cash Flow From Financial Activities
Advances from related party	7,320	10	7,340
Long-term debt, net	(33,365)	252,280	218,915
Issuance of capital stock	-	-	46,800
Repurchase shares for cancellation	-	(1)	(1)
Proceeds from promissory notes payable	85,000	94,009	179,009
Subscription received in advance	-	20,000	-
Net cash provided by financing activities	58,955	366,298	452,063

Increase (decrease) in cash	(9,407)	9,162	1,665

Cash, beginning	11,072	1,910	-

Cash, ending	$1,665	$11,072	$1,665

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash item:
Shares issued for mineral property	$-	$7,000,000	$7,000,000

The accompanying notes are an integral part of these financial statements.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 21

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period July 13, 2005 (Inception) to July 31, 2009

				Deficit
				Accumulated
			Additional	During the	Obligation to
	Common Shares		Paid-in	Exploration	Issue
	Number	Par Value	Capital	Stage	Shares	Total

Balance, July 13, 2005	-	$-	$-	$-	$-	$-
Capital stock issued for cash:
- July 14, 2006 at $0.001 per share	3,000,000	3,000	-	-	-	3,000
- July 14, 2006 at $0.0056 per share	4,250,000	4,250	19,550	-	-	23,800

Net loss	-	-	-	(8,446)	-	(8,446)
Balance, July 31, 2006	7,250,000	7,250	19,950	(8,446)	-	18,354
Net loss	-	-	-	(16,454)	-	(16,454)
Balance, July 31, 2007	7,250,000	7,250	19,950	(24,900)	-	1,900

- August 17, 2007 convertible	-	-	4,600	-		4,600
promissory note
- November 1, 2007 stock	21,750,000	21,750	(21,750)	-		-
dividend (3:1)
- November 30, 2007 repurchase	(8 000,000)	(8,000)	7,999	-	-	(1)
and cancellation of shares
- December 14, 2007 convertible	-	-	14,409	-	-	14,409
promissory note
- January 18, 2008 issuance of	10,000,000	10,000	6,990,000	-		7,000,000
shares in consideration of the
purchase of mineral property
- Accretion expenses of long-term	-	-	115,416	-	-	115,416
debt
- January 23, 2008 private	-	-	-	-	20,000	20,000
placement at $0.50 per share
- March 17, 2008 convertible	-	-	25,000	-	-	25,000
promissory note
- April 15, 2008 convertible	-	-	25,000	-	-	25,000
promissory note
- May 21, 2008 convertible	-	-	25,000	-	-	25,000
promissory note
Net Loss	-	-	-	(187,110)	-	(187,110)
Balance, July 31, 2008	31,000,000	31,000	7,205,224	(212,010)	20,000	7,044,214

- August 14, 2008 convertible	-	-	85,000	-	-	85,000
promissory note
- October 29, 2008 issuance of	40,000	40	19,960	-	(20,000)	-
shares in consideration for private
placement on January 23, 2008
- Cancellation of shares	(10,000,000)	(10,000)	10,000	-	-	-
- Write off of mineral properties	-	-	(7,288,824)	-	-	(7,288,824)
- Debt forgiven	-	-	118,153	-	-	118,153
Net loss	-	-	-	(163,490)	-	(163,490)
Balance, July 31, 2009	21,040,000	$21,040	$149,513	$(375,500)	$-	$(204,947)

The accompanying notes are an integral part of these financial statements.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 22

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

1. NATURE AND CONTINUANCE OF OPERATIONS

Nature of Business

The Company was incorporated in the State of Nevada on July 13, 2005. The Company is an exploration stage company. The Company is in the business of acquiring, exploring and developing mineral properties.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of July 31, 2009, the Company has not yet achieved profitable operations and has accumulated a deficit of $375,500. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers and/or a private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company is considered to be in the exploration stage.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying value of mineral properties, deferred income tax amounts and rates and timing of the reversal of income tax differences.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 23

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Financial Instruments

The fair value of the Company's financial instruments, consisting of cash, accounts payable, promissory notes payable and amount due to related parties, are estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency and credit risks arising from these financial instruments.

Income Taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Foreign Currency Translations

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 24

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Mineral Property Costs

Mineral property acquisition costs are capitalized. Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. Mineral properties are reviewed for impairment whenever events and changes in circumstances indicate that the carrying amount may be impaired. In performing the review for impairment, the Company estimates the future cash flows expected to result from use of the asset or its eventual disposition. If the fair value exceeds the carrying value an impairment loss is recognized.

Stock Based Compensation

The Company accounts for stock based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period.

To date the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company will adopt Statement in the first quarter of fiscal year 2010.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 25

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

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

ii)	10,000,000 shares of the Company’s common stock upon closing (issued); and

iii)

$276,500 ($280,000 CAD) future payments comprised of an $11,850 ($12,000 CAD) payment ninety- two days after the date of closing and every ninety-two days after that date to a maximum of $276,500 ($280,000 CAD).

On July 21, 2009 the Company entered into an agreement with the vendors of the mineral property, one who was the Company’s former President, to return the mineral property in return for the cancellation of 10,000,000 shares issued, with a fair value of $7,000,000 at issuance, on the acquisition of the mineral property (Note 7). In addition, the outstanding long term debt of $118,153 due on the property acquisition was forgiven (Note 6). As part of this transaction the former President resigned. As this transaction was with a related party and resulted in a re-organisation of the Company and its capital structure, the resulting loss was recorded as a component of shareholders’ deficit.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 26

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

4. PROMISSORY NOTES PAYABLE

Balance at July 31, 2007	$-
August 17, 2007 convertible promissory note issued (a)	4,600
December 14, 2007 convertible promissory note issued (b)	14,409
March 17, 2008 convertible promissory note issued (c)	25,000
April 15, 2008 convertible promissory note issued (d)	25,000
May 21, 2008 convertible promissory note issued (e)	25,000
Balance at July 31, 2008	94,009
August 14, 2008 convertible note issued (f)	85,000
179,009
Translation gain	(468)
Balance at July 31, 2009	$178,541

a)

On August 17, 2007, the Company issued a convertible promissory note with a principal amount of $4,600 to the Company’s President. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted at the discretion of the lender, to one share of the Company for each $0.01 outstanding in principal. At conversion, the maximum number of shares that will be issued is 460,000. The beneficial conversion feature at $460,000 was limited to $4,600, being the face value of the note. The beneficial conversion feature was expensed as a finance charge.

b)

On December 14, 2007, the Company issued a convertible promissory note with a principal amount of $13,941 (CDN$ 15,000) to the Company’s President. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted, at the discretion of the lender, to one share of the Company for each $0.01 outstanding in principal. At conversion, the maximum number of shares that will be issued is 1,440,900. The beneficial conversion feature at $1,455,331 was limited to $14,409, being the face value of the note. The beneficial conversion feature was expensed as a finance charge.

c)

On March 17, 2008, the Company issued a convertible promissory note with a principal amount of $25,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted, at the discretion of the lender, to one share of the Company for each $0.50 outstanding in principal. At conversion, the maximum number of shares that will be issued is 50,000. The beneficial conversion feature of $63,500 was limited to $25,000, being the face value of the note. The beneficial conversion feature was expensed as a financial charge.

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

Endeavor Explorations Inc.	Form 10-K - 2009	Page 27

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

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

f)

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

5. RELATED PARTY TRANSACTIONS

The Company has a balance owing to the President of the Company in the amount of $7,340 as at July 31, 2009 (July 31, 2008: $20). The amount is non-interest bearing, unsecured, with no stated terms of repayment.

During the year ended July 31, 2009 the Company returned mineral properties to its former President in return for the cancellation of shares and the forgiveness of debt (Notes 3, 6 and 7).

The related party transactions are measured at the exchange amount, which represent the amounts agreed to between the related parties.

6. LONG TERM DEBT

	July 31	July 31
	2009	2008

Mineral property debt	$-	$146,900
Less: current portion	-	(20,670)
	$-	$126,230

On January 18, 2008, the Company purchased 100% interest in eight mineral claims known as Martin Lake Properties located in the Uranium City area of Northern Saskatchewan, Canada (Note 3). Under the terms of the agreement, the Company was obligated to make future payments of $276,500 ($280,000 CAD). The Company is required to make instalment payments of $11,850 ($12,000 CAD) every ninety-two days after date of the closing of the agreement (January 18, 2008) until the $276,500 ($280,000 CAD) is repaid. The balance was secured by mineral properties and did not bear interest.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 28

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

6. LONG TERM DEBT – Cont’d

The $276,500 ($280,000 CAD) was discounted to a present value of $161,084 ($163,123 CAD) at January 18, 2008 using a discount rate of 20%. The difference of $115,416 between the face value of $276,500 and the present value of $161,084 was deferred and was recorded as an interest expense over the term of the debt. During the year ended July 31, 2009, non-cash interest expense of $12,585 (July 31, 2008: $10,036) was recorded. On July 21, 2009 the outstanding balance of the long term debt of $118,153 was forgiven (Note 3).

7. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

Effective November 9, 2007, the Company declared a three share for every one share stock dividend. As a result the Company’s issued and outstanding share capital increased from 7,250,000 to 29,000,000 shares of common stock with a par value of $0.001.

Effective November 30, 2007, the Company acquired 8,000,000 common shares from a former officer of the Company for $1.00. These shares were subsequently cancelled.

On January 23, 2008, the Company received $20,000 for 40,000 common shares at $0.50 per share in accordance with a private placement. The shares were issued on October 29, 2008.

On January 18, 2008, the Company issued 10,000,000 shares with a fair value of $7,000,000; as part of the consideration of the purchase of the Martin Lake Properties (Note 3).

On July 21, 2009, 10,000,000 shares were surrendered by the former President of the Company (Notes 3 and 6). These shares were cancelled before July 31, 2009.

At July 31, 2009 (July 31, 2008 – nil), there were no outstanding stock options or warrants.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 29

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

8. INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision are as follows:

	2009	2008

Loss before income taxes	$(163,490)	$(187,110)
Statutory tax rate	35%	35%

Expected recovery of income taxes computed at standard rates	$57,221	$65,489
Non-deductible item	(34,155)	(36,416)
Temporary difference	-	255,109
Change in valuation allowance	(23,066)	(284,182)

Income tax provision	$-	$-

The approximate tax effect of each type of temporary difference that gives rise to the Company’s deferred tax assets and liabilities are as follows:

	2009	2008
Components of deferred tax assets and liabilities:
Non capital loss carry forwards	$315,964	$292,898
Less: valuation allowance	(315,964)	(292,898)

Net deferred tax asset	$-	$-

The Company has available net operating loss carry forwards of approximately $902,000 (2008: $837,000) for tax purposes to offset future taxable income, which expires beginning 2026. The potential deferred tax benefits of these losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liabilities. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 30

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

9. SUBSEQUENT EVENTS

On October 27, 2009, the Company entered into an Asset Purchase Agreement with Spidex Technologies (“Spidex”) to acquire the following intellectual property assets from Spidex: MDC GPS Trademark for mobile data technology, domain names, and proprietary code for sending GPS data to a server. The purchase price consists of a payment of $5,000 that has been received by Spidex and the issuance of 1,000,000 restricted shares of the Company at the deemed price of $0.10 per share. As an additional consideration for the purchase, the Company will retain Spidex to provide services to further develop and commercialize the purchased assets for $12,000 per month for a period of one year.

On October 8, 2009 the Company signed a convertible promissory note for a principal amount of $28,500. The note is interest free, payable on demand, and each $0.08 of principal can be converted into one common share of the Company.

The Company evaluated subsequent events through the financial statements filing date of November 2, 2009

Endeavor Explorations Inc.	Form 10-K - 2009	Page 31

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Endeavor’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Endeavor’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Endeavor’s management concluded, as of the end of the period covered by this report, that Endeavor’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was not accumulated or communicated to management to allow timely decisions regarding required disclosure, for the reasons listed below in management’s report on internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Endeavor’s internal control over financial reporting is a process designed under the supervision of Endeavor’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Endeavor’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Endeavor’s assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Endeavor’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Endeavor’s annual or interim financial statements will not be prevented or detected on a timely basis.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 32

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Endeavor’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Endeavor’s Chief Financial Officer in connection with the audit of its financial statements as of July 31, 2009 and these matters were communicated to its management.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of July 31, 2009, Endeavor’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management believes that the material weaknesses set forth above did not have an affect on Endeavor’s financial results. Management also believes that the lack of a functioning audit committee and lack of a majority of outside directors on Endeavor’s board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

Endeavor is committed to improving its financial organization. As part of this commitment and when funds are available, Endeavor will create a position within Endeavor’s accounting and finance team to segregate duties consistent with its control objectives and will increase its personnel resources and technical accounting expertise within the accounting function by: i) appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of Endeavor resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; and ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on Endeavor’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support Endeavor if personnel turn-over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues Endeavor may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of Endeavor’s internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Endeavor’s independent auditors have not issued an attestation report regarding Endeavor’s internal control over financial reporting. As a result, this annual report does not include such a report. Endeavor was not required to have, nor has Endeavor, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit Endeavor to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in Endeavor’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended July 31, 2009, that materially affected, or are reasonably likely to materially affect, Endeavor’s internal control over financial reporting.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 33

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

Endeavor’s management team is listed below.

Officer’s Name	Endeavor Explorations Inc.
Belkis Jimenez Rivero	Director,
President, CEO, CFO,
Treasurer, and Corporate Secretary

Belkis Jimenez Rivero • Ms. Jimenez Rivero (40 years old) has been a director and the CFO, treasurer, and corporate secretary of Endeavor since July 2005 and the President and CEO of Endeavor since July 2009. Ms. Jimenez Rivero has been the President of Belkis Fashions, a private boutique fashion design, manufacturer and distribution company in Vancouver, British Columbia since May 1999. Ms. Jimenez Rivero does not have any professional training or technical credentials in the exploration, development and operation of mines. Ms. Jimenez Rivero intends to devote approximately 20% of her business time to the affairs of Endeavor.

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

Endeavor Explorations Inc.	Form 10-K - 2009	Page 34

(e)           Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Endeavor is not aware of any failures to file a required report during the period covered by this annual report, with the exception of a late filing of a Form 4 by Walter Stunder and a late filing of a Form 4 by Belkis Jimenez Rivero.

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

(h)           Identification of Audit Committee

Endeavor does not have a separately-designated standing audit committee. Rather, Endeavor’s entire board of directors perform the required functions of an audit committee. Currently, Belkis Jimenez Rivero is the only member of Endeavor’s audit committee, but she does not meet Endeavor’s independent requirements for an audit committee member. See “Item 12. (c) Director independence” below for more information on independence.

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

As of July 31, 2009, Endeavor did not have a written audit committee charter or similar document.

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

Endeavor Explorations Inc.	Form 10-K - 2009	Page 35

Item 11. Executive Compensation.

Endeavor has paid $nil compensation to its named executive officers during its fiscal year ended July 31, 2009.

SUMMARY COMPENSATION TABLE

							Non-
						Non-	qualified
Name and						Equity	Deferred	All other
principal position	Year	Salary	Bonus	Stock	Option	Incentive	Compen-	compen-	Total
				Awards	Awards	Plan	sation	sation
(a)		($)	($)	($)	($)	($)	Earnings	($)	($)
							($)
	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Belkis Jimenez	2007	nil	nil	nil	nil	nil	nil	nil	nil
Rivero	2008	nil	nil	nil	nil	nil	nil	nil	nil
President - CEO	2009	nil	nil	nil	nil	nil	nil	nil	nil
Nov 2007 –Jan 2008
July 2009 - present
CFO
Jul 2005 – present

Walter Stunder	2007	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
President - CEO	2008	nil	nil	nil	nil	nil	nil	nil	nil
Jan 2008 - July 2009	2009	nil	nil	nil	nil	nil	nil	nil	nil

Robin Forshaw	2007	nil	nil	nil	nil	nil	nil	nil	nil
CEO	2008	nil	nil	nil	nil	nil	nil	nil	nil
Jul 2005 – Nov 2007	2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

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

Item 12. Security Ownership of Certain Beneficial Holders and Management.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Belkis Jimenez Rivero 601 – 980 Cooperage Way Vancouver, British Columbia V6B 0C3 Canada	4,000,000	19.0%

[1]

The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2]	Based on 21,040,000 shares of common stock issued and outstanding as of October 28, 2009.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 36

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common stock	Belkis Jimenez Rivero 601 – 980 Cooperage Way Vancouver, British Columbia V6B 0C3 Canada	4,000,000	19.0%
common stock	Directors and Executive Officers (as a group)	4,000,000	19.0%

[1] Based on 21,040,000 shares of common stock issued and outstanding as of October 28, 2009.

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

(c)           Director independence

Endeavor’s board of directors currently consists of Belkis Jimenez Rivero. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Endeavor’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of Endeavor or any other individual having a relationship which, in the opinion of Endeavor’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Endeavor in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of Endeavor’s stock will not preclude a director from being independent.

In applying this definition, Endeavor’s board of directors has determined that Ms. Jimenez Rivero does not qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

As of the date of the report, Endeavor did not maintain a separately designated compensation or nominating committee. Endeavor has also adopted this definition for the independence of the members of its audit committee. Belkis Jimenez Rivero serve on Endeavor’s audit committee. Endeavor’s board of directors has determined that Ms. Jimenez Rivero is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is not “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Endeavor Explorations Inc.	Form 10-K - 2009	Page 37

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

2009 - $19,500 – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants
2008 - $19,000 – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Endeavor’s consolidated financial statements and are not reported in the preceding paragraph:

2009 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants
2008 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 - $1,500 – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants
2008 - $1,500 – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants
2008 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

(6) The percentage of hours expended on the principal accountant’s engagement to audit Endeavor’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Item 15. Exhibits, Financial Statements Schedules.

(a)          Index to and Description of Exhibits.

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Endeavor’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-52598 and SEC File Number 333-140779.

Exhibit	Description	Status

3.1	Articles of Incorporation of Endeavor Explorations Inc., filed as an Exhibit to Endeavor’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.	Filed

3.2	Bylaws of Endeavor Explorations Inc., filed as an Exhibit to Endeavor’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.	Filed

Endeavor Explorations Inc.	Form 10-K - 2009	Page 38

Exhibit	Description	Status

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

Filed

10.3

Letter of Intent dated September 29, 2009 between Spidex Technologies and Endeavor Explorations Inc., filed as an Exhibit to Endeavor’s Form 8-K (Current Report) on October 2, 2009, and incorporated herein by reference.

Filed

10.4	Asset Purchase Agreement dated October 27, 2009 between Endeavor Explorations Inc. and Spidex Technologies.	Included

14	Code of Ethics, filed as an Exhibit to Endeavor’s Form 10-Q (Quarterly Report) on March 17, 2008, and incorporated herein by reference.	Filed

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Endeavor Explorations Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

ENDEAVOR EXPLORATIONS INC.

/s/ Belkis Jimenez Rivero
By: __________________________________
Name: Belkis Jimenez Rivero
Title: Director and CEO
Dated: October 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Endeavor Explorations Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

President, Chief Executive Officer,
	Principal Executive Officer,	October 29, 2009
/s/ Belkis Jimenez Rivero	Chief Financial Officer, Principal Financial
Officer, Principal Accounting Officer,
Treasurer, and Corporate Secretary

Member of the Board of Directors

Endeavor Explorations Inc.	Form 10-K - 2009	Page 39