Form 10-Q
period 2009-10-31
Endeavor Explorations Inc.
filed 2009-12-15
CIK 1390134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 15, 2009
common stock - $0.001 par value	23,940,900

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2009

Page - 2

ENDEAVOR EXLORATIONS INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	October 31,	July 31,
	2009	2009

ASSETS

Current
Cash	$5,946	$1,665
Prepaid expenses	3,015	4,020
	8,961	5,685
Intellectual property (Note 2)	77,000	-
	$85,961	$5,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrual liabilities	$39,761	$24,751
Promissory notes payable (Note 3)	206,965	178,541
Due to related parties	13,321	7,340
	260,047	210,632

STOCKHOLDERS’ EQUITY
Common stock (Note 4)
Authorized:
75,000,000 common shares, $0.001 par value
Issued and outstanding:
22,040,000 common shares (July 31, 2009 – 21,040,000)	22,040	21,040
Additional paid-in capital	231,201	149,513
Deficit accumulated during the exploration stage	(427,327)	(375,500)
	(174,086)	(204,947)

	$85,961	$5,685

Subsequent Events (Note 5)

The accompanying notes are an integral part of these interim financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended October 31, 2009	Three months ended October 31, 2008	Cumulative from July 13, 2005 (Inception) to October 31, 2009

Expenses
Development costs (Note 2)	$12,000	$-	$12,000
Finance charges (Note 3)	10,688	89,219	212,318
Mineral property cost	391	19,366	45,358
Office and other administration expenses (Note 2)	28,748	(13,155)	157,651

Net loss	$(51,827)	$(95,430)	$(427,327)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	21,094,348	31,001,304

The accompanying notes are an integral part of these interim financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative from
	Three months ended October 31,	Three months ended October 31,	July 13, 2005 (Inception) to October 31,
	2009	2008	2009

Cash Flow From Operating Activities
Net loss	$(51,827)	$(95,430)	$(427,327)
Non-cash items:
Foreign exchange	(76)	(22,240)	(8,511)
Finance charges	10,688	89,177	212,318
Non-cash working capital items:
Prepaid expenses	1,005	(4,050)	(3,015)
Accounts payable and accrual liabilities	15,010	(4,252)	39,761
Net cash used in operations	(25,200)	(36,795)	(186,774)

Cash Flow From Investing Activities
Acquisition of intellectual properties	(5,000)	-	(5,000)
Acquisition of mineral property	-	-	(288,824)
Net cash used in investing activities	(5,000)	-	(293,824)

Cash Flow From Financing Activities
Advances from related party	5,981	-	13,321
Long term debt, net	-	(10,128)	218,915
Issuance of capital stock	-	-	46,800
Repurchase shares for cancellation	-	-	(1)
Proceeds from promissory notes payable	28,500	85,000	207,509
Net cash provided by financing activities	34,481	74,872	486,544

Increase in cash	4,281	38,077	5,946

Cash, beginning	1,665	11,072	-

Cash, ending	$5,946	$49,149	$5,946

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash item:
Shares issued for mineral property	$-	$-	$7,000,000
Shares issued for purchase of intellectual properties	$72,000	$-	$72,000

The accompanying notes are an integral part of these interim financial statements.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

2.	INTELLECTUAL PROPERTY

On October 27, 2009, the Company entered into an Asset Purchase Agreement with Spidex Technologies (“Spidex”) to acquire the following intellectual property assets from Spidex:

a)	MDC GPS Trademark for mobile data technology, which is a software application that can run on GPS enabled Smartphones;

b)	Domain Names: MOBILEDATACORP.COM; and

c)	Proprietary Code, which is an experimental Java source code that can send GPS data to a server.

The purchase price consists of a payment of $5,000 and the issuance of 1,000,000 shares of the Company with a fair value of $72,000 (Note 4).  The Company incurred legal expenses of $10,000 relating to this acquisition which was expensed during the quarter ended October 31, 2009.

The Company will retain Spidex to provide services to further develop and commercialize the purchased assets for $12,000 per month for a period of one year.  For the three months ended October 31, 2009, $12,000 has been paid to Spidex and recorded as development costs.

ENDEAVOR EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009

3.      CONVERTIBLE PROMISORY NOTES PAYABLE

Balance at July 31, 2009	$ 178,541
October 8, 2009 convertible promissory note issued	28,500
207,041
Translation gain	(76)
Balance October 31, 2009	$ 206,965

On October 8, 2009, the Company issued a convertible promissory note with a principal amount of $28,500. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted to one share of the Company for each $0.08 outstanding in principal. At conversion, the maximum number of shares that will be issued is 356,250. The beneficial conversion feature of $10,688 was expensed as finance charges during the quarter ended October 31, 2009.

4.      COMMON STOCK

On October 27, 2009, the Company issued 1,000,000 of its common shares for purchase of the intellectual property assets from Spidex (Note 2).

5.      SUBSEQUENT EVENTS

a)
On November 19, 2009 the Company issued 1,900,900 shares in settlement of convertible promissory notes issued to the Company’s president for amounts of US$4,600 issued on August 17, 2007 and US$13,888 (CDN$15,000) issued on December 14, 2007.

b)
On November 19, 2009 the Company signed a convertible promissory note of $20,000. The note is interest free, payable on demand and each $0.08 of principal can be converted into one common share of the Company.

c)	On November 23, 2009 the Company’s directors resolved to seek approval from the shareholders of the Company to change the name of the Company to Mobile Data Corp.

The Company evaluated subsequent events through the financial statements filing date of December 15, 2009.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF ENDEAVOR EXPLORATIONS INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

During part of the fiscal period ended October 31, 2009, Endeavor was a startup exploration stage company without operations.  Subsequently, management decided to expand Endeavor’s focus and identify and assess new projects for acquisition purposes that are more global in nature and technology-based.

MDC GPS Technology

During the fiscal period ended October 31, 2009, management decided to expand Endeavor’s focus and identify and assess new projects for acquisition purposes that are more global in nature and technology-based.  In September 2009, Endeavor entered into a letter of intent with Spidex Technologies (the “Letter of Intent”) for the acquisition of all of the right, title and interest in a mobile data technology for Smartphones (the “Technology”) that can run on GPS enabled Smartphones.  The Technology is a software application that will run in the background and will collect and transmit location data to a server.  Server applications will include location monitoring of vehicles, children and members of social networking groups.  See Exhibit 10.3 – Letter of Intent for more details.

After conducting its due diligence on the Technology, Endeavor entered into an asset purchase agreement in October 2009 with Spidex Technologies for the acquisition of all of the right, title and interest in the Technology.  As consideration for the acquisition of the Technology, Endeavor paid Spidex $5,000 on the signing of the Letter of Intent and issued 1 million restricted shares to Spidex at a deemed price of $0.10 per share.

Also, Spidex agreed to assist Endeavor in the further development and commercialization of the Technology.  Endeavor agreed to retain Spidex for a period of 12 months and to pay Spidex a monthly consulting fee to provide services to Endeavor for the purpose of developing and advancing the Technology to a point where it can be sold commercially.  Either party may terminate these services upon 30 days’ notice.  The focus of the research and development of the Technology will be on developing a software system whereby a GPS enabled smartphone will send location based information to a server. The server will receive and store this location based information and web applications on the server can be developed to provide various consumer and business web services.  Endeavor plans to target BlackBerry devices initially but intends to broaden support to other GPS enabled smartphones including the Apple iPhone, Google Andriod devices and possibly Palm Pre and Motorola iDen devices.  Also, pursuant to the terms and conditions of the asset purchase agreement, Spidex will be entitled to a partial royalty or partial payment if Endeavor sells its interest in the Technology.  See Exhibit 10.4 – Asset Purchase Agreement for more details.

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

Page - 8

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

Phase 1 - Develop the Technology (9 months)

In Phase 1, Endeavor plans to (1) develop the first client software for BlackBerry GPS enabled smartphones, (2) develop server software which can receive data from the BlackBerry GPS enabled smartphones, and (3) develop a server based web application to provide a location based service.  Endeavor has budgeted approximately $500,000 for this phase and expects it to take nine months to complete, with completion expected within the first nine months of Endeavor’s plan of operation, which began in October 2009.

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

Risk Factors

An investment in Endeavor’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Endeavor’s Form SB-2 filed on April 4, 2007 and Endeavor’s Form 10-K filed on November 3, 2008, and Endeavor’s Form 10-K filed on November 2, 2009.

Financial Condition

As at October 31, 2009, Endeavor had a cash balance of $5,946.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Endeavor’s common stock or sale of part of its interest in the Martin Lake Claims.  If Endeavor is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Endeavor.  Endeavor does not have any financing arranged and Endeavor cannot provide investors with any assurance that Endeavor will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Endeavor’s business will fail.

Page - 9

Based on the nature of Endeavor’s business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that very few technology companies in the development stage ultimately develop, market, and successfully sell their products.  Endeavor’s future financial results are also uncertain due to a number of factors, some of which are outside its control.  These factors include, but are not limited to:

•	Endeavor’s ability to raise additional funding;
•	the competitive market for similar technology and the pricing of such technology;
•	the results of Endeavor’s proposed research and development on its Technology; and
•	Endeavor’s ability to find joint venture partners for the development of its Technology

Due to Endeavor’s lack of operating history and present inability to generate revenues, Endeavor’s auditors have stated their opinion that there currently exists a substantial doubt about Endeavor’s ability to continue as a going concern

Liquidity

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

Capital Resources

As of October 31, 2009, Endeavor had total assets of $85,961, consisting of $5,946 in cash, $3,015 in prepaid expenses, and $77,000 in intellectual property, and total current liabilities of $260,047 for a net working capital of $(174,086), compared with a net working capital of ($204,947) as of July 31, 2009.  The liabilities consisted of $39,761 in accounts payable and accrual liabilities, $206,965 in promissory notes payable, and $13,321 due to related parties.

There are no assurances that Endeavor will be able to achieve further sales of its common stock or any other form of additional financing.  If Endeavor is unable to achieve the financing necessary to continue its plan of operations, then Endeavor will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the three month period ended October 31, 2009, net cash used in operating activities decreased to $25,200 compared with $36,795 for the same three month period in the previous fiscal year.

At October 31, 2009, Endeavor had cash of $5,946.  During the three month period ended October 31, 2009, Endeavor used $25,200 in cash for operating activities.  This was primarily a result of non-cash items of $(76) in foreign exchange and $10,688 in finance charges and the non-cash working capital items of $1,005 in prepaid expenses and $15,010 in accounts payable and accrual liabilities.

Page - 10

Net Cash Used in Investing Activities

Net cash used by investing activities was $5,000 for the three month period ended October 31, 2009, for the acquisition of the intellectual property, as compared with $nil used for the same three month period in the previous fiscal year.

Net Cash Provided By Financing Activities

Net cash flows provided by financing activities decreased to $34,481 for the three month period ended October 31, 2009 as compared with financing activities of $74,872 for the same three month period in the previous fiscal year, primarily as a result of advances from a related party in the amount of $5,981 and proceeds from a promissory notes payable of $28,500.

Results of Operation for the Period Ended October 31, 2009

Endeavor has had no operating revenues since its inception on July 13, 2005, through to October 31, 2009.  Endeavor’s activities have been financed from the proceeds of share subscriptions and from proceeds from promissory notes.  From its inception, on July 13, 2005, to October 31, 2009 Endeavor has raised a total of $46,800 from private offerings of its common stock and a total of $207,509 from proceeds from promissory notes payable.

For the period from inception on July 13, 2005, to October 31, 2009, Endeavor incurred total expenses of $427,327.  These expenses included $12,000 in development costs, $212,318 in finance charges, $45,358 in mineral property costs, and $157,651 in office and other administration expenses.

For the three month period ended October 31, 2009, Endeavor incurred total expenses of $51,827.  These expenses included $12,000 in development costs, $10,688 in finance charges, $391 in mineral property costs, and $28,748 in office and other administration expenses.

For the three month period ended October 31, 2008, Endeavor incurred total expenses of $95,430.  These expenses included $89,219 finance charges, $19,366 in mineral property costs, and $(13,155) for office and other administration expenses.

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

Endeavor had no contingencies or long-term commitments at October 31, 2009.

Tabular Disclosure of Contractual Obligations

Endeavor is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Overview and Anticipated Expenses

Management anticipates spending approximately $750,000 on the research, development, and marketing of the Technology in the next 12 months.  However, the amount to be spent on the Technology will depend on whether Endeavor can develop the Technology to a point where it is marketable.

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

Page - 11

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Endeavor’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of October 31, 2009.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Endeavor’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was not accumulated or communicated to management to allow timely decisions regarding required disclosure, for the reasons set out in the management’s report on internal control over financial reporting disclosed in Endeavor’s Form 10-K for 2009.

Page - 12

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in Endeavor’s internal controls over financial reporting during the quarter ended October 31, 2009, that materially affected, or are reasonably likely to materially affect, Endeavor’s internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Endeavor did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Endeavor did not sell any unregistered equity securities, with the exception of the following:

October 2009 – Asset Purchase Agreement

During the quarter of the fiscal year covered by this report, Endeavor issued 1 million restricted shares of common stock in the capital of Endeavor pursuant to the terms and conditions of an asset purchase agreement dated October 27, 2009.  The 1 million restricted shares were issued on November 12, 2009.  See Exhibit 10.3 – Letter of Intent, Exhibit 10.4 – Asset Purchase Agreement, and Endeavor’s Form 8-K (Current Report) filed on October 2, 2009 for more details.

For this share issuance, Endeavor relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  The value of the restricted shares was set by Endeavor based on the fair market value of the assets acquired.

November 2009 – Conversion of Promissory Notes

During the quarter of the fiscal year covered by this report, Endeavor issued an aggregate 1,900,900 restricted shares of common stock in the capital of Endeavor pursuant to the terms and conditions of (1) a convertible promissory note dated August 17, 2007 in the principal amount of $4,600 and (2) a convertible promissory note dated December 14, 2007 in the principal amount of $14,409.  The conversion price for both promissory notes was $0.01 per share.  The 1,900,900 restricted shares were issued on November 23, 2009.

For this share issuance, Endeavor relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  The value of the restricted shares was arbitrarily set by Endeavor and had no relationship to its assets, book value, revenues or other established criteria of value.

Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Endeavor.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Page - 13

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
Filed
10.4
Asset Purchase Agreement dated October 27, 2009 between Endeavor Explorations Inc. and Spidex Technologies, filed as an Exhibit to Endeavor’s Form10-K (Annual Report) on November 2, 2009, and incorporated herein by reference.
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

ENDEAVOR EXPLORATIONS INC.

Dated:           December 15, 2009                                                                By:  /s/ Belkis Jimenez Rivero
Name:             Belkis Jimenez Rivero
Title:               Director, CEO, and CFO
        (Principal Executive Officer and
         Principal Financial Officer)

Page - 15

Exhibit 31

Page - 16

ENDEAVOR EXPLORATIONS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Belkis Jimenez Rivero, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending October 31, 2009 of Endeavor Explorations Inc.;

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

Date:  December 15, 2009

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero

Chief Executive Officer

Page - 17

ENDEAVOR EXPLORATIONS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Belkis Jimenez Rivero, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending October 31, 2009 of Endeavor Explorations Inc.;

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

Date:  December 15, 2009

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero

Chief Financial Officer

Page - 18

Exhibit 32

Page - 19

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Endeavor Explorations Inc. (the “Company”) on Form 10-Q for the period ending October 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Belkis Jimenez Rivero, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero
Chief Executive Officer

December 15, 2009

Page - 20

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Endeavor Explorations Inc. (the “Company”) on Form 10-Q for the period ending October 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Belkis Jimenez Rivero, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero
Chief Financial Officer

December 15, 2009

Page - 21