Form 10-Q
period 2010-01-31
Mobile Data Corp.
filed 2010-03-17
CIK 1390134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-52958

MOBILE DATA CORP.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification
organization)	No.)

2033 Gateway Place, 5th Floor, San Jose, California	95110
(Address of principal executive offices)	(Zip Code)

206-338-2649 (Registrant’s telephone number, including area code)

ENDEAVOR EXPLORATIONS INC.
114 West Magnolia Street, #400-102, Bellingham, Washington
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
[ X ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 12, 2010
common stock - $0.001 par value	23,940,900

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

MOBILE DATA CORP.
(Formerly Endeavor Explorations Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2010

MOBILE DATA CORP.
(Formerly Endeavor Explorations Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	January 31,	July 31,
	2010	2009

ASSETS

Current
Cash	$6,620	$1,665
Prepaid expenses	2,565	4,020
	9,185	5,685
Intellectual property (Note 2)	77,000	-
	$86,185	$5,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrual liabilities	$46,571	$24,751
Promissory notes payable (Note 3)	223,500	178,541
Due to related parties	13,321	7,340
	283,392	210,632

STOCKHOLDERS’ DEFICIT
Common stock (Note 4)
Authorized: 75,000,000 common shares, $0.001 par value
Issued and outstanding: 23,940,900 common shares (July 31, 2009 – 21,040,000)	23,941	21,040
Additional paid-in capital	267,788	149,513
Deficit accumulated during the exploration stage	(488,936)	(375,500)
	(197,207)	(204,947)

	$86,185	$5,685

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.
(Formerly Endeavor Explorations Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	Three	Three			from
	months	months	Six months	Six months	July 13. 2005
	ended	ended	ended	ended	(Inception to)
	January 31,	January 31,	January 31,	January 31,	January 31,
	2010	2009	2010	2009	2010

Expenses
Development costs (Note 2)	$24,000	$-	$36,000	$-	$36,000
Finance charges (Note 3)	20,000	4,110	30,688	93,329	232,318
Mineral property cost	-	5,365	391	24,731	45,358
Office and administration expenses (Note 2)	17,609	4,266	46,357	(8,889)	175,260

Net loss	$(61,609)	$(13,741)	$(113,436)	$(109,171)	$(488,936)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	23,568,985	31,040,000	22,331,666	31,020,652

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.
(Formerly Endeavor Explorations Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			July 13, 2005
	Six months ended	Six months ended	(Inception) to January
	January 31,	January 31,	31,
	2010	2009	2010

Cash Flow From Operating Activities
Net loss	$(113,436)	$(109,171)	$(488,936)
Non-cash items:
Foreign exchange	(53)	(26,006)	(8,488)
Finance charges	30,688	93,287	232,318
Non-cash working capital items:
Prepaid expenses	1,455	(4,505)	(2,565)
Accounts payable and accrual liabilities	21,820	(9,016)	46,571
Net cash used in operations	(59,526)	(55,411)	(221,100)

Cash Flow From Investing Activities
Acquisition of intellectual property	(5,000)	-	(5,000)
Acquisition of mineral property	-	-	(288,824)
Net cash used in investing activities	(5,000)	-	(293,824)

Cash Flow From Financing Activities
Advances from related party	5,981	(20)	13,321
Long term debt (net)	-	(19,925)	218,915
Issuance of capital stock	-	-	46,800
Repurchase shares for cancellation	-	-	(1)
Proceeds from promissory notes payable	63,500	85,000	242,509
Net cash provided by financing activities	69,481	65,055	521,544

Increase in cash	4,955	9,644	6,620

Cash, beginning	1,665	11,072	-

Cash, ending	$6,620	$20,716	$6,620

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash item:
Shares issued for mineral property	$-	$-	$7,000,000
Shares issued for convertible debts	$18,488	$-	$18,488
Shares issued for purchase of intellectual property assets	$72,000	$-	$72,000

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.
(Formerly Endeavor Explorations Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

Effective January 6, 2010, the Company changed its name to Mobile Data Corp.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

The Company evaluated subsequent events through the financial statements filing date.

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

The purchase price consists of a payment of $5,000 and the issuance of 1,000,000 shares of the Company with a fair value of $72,000 (Note 4). The Company incurred legal expenses of $10,000 relating to this acquisition which was expensed during the six months ended January 31, 2010.

The Company will retain Spidex to provide services to further develop and commercialize the purchased assets for $12,000 per month for a period of one year starting from October 27, 2009. The first payment was made to Spidex in October 2009. For the six months ended January 31, 2010, $36,000 has been paid to Spidex and recorded as development costs.

MOBILE DATA CORP.
(Formerly Endeavor Explorations Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31,
2010

3.	CONVERTIBLE PROMISORY NOTES PAYABLE

Balance at July 31, 2009	$178,541
October 8, 2009 convertible note issued	28,500
November 19, 2009 convertible note issued	20,000
December 10, 2009 convertible note issued	15,000
November 19, 2009 converted to shares	(4,600)
November 19, 2009 converted to shares	(13,888)
223,553
Adjust for translation gain	(53)
Balance January 31, 2010	$223,500

During the six months ended January 31, 2009, the Company issued convertible promissory notes with a principal amount of $63,500. The notes are unsecured, payable on demand and do not bear any interest. Of the $63,500, $28,500 can be converted to one share of the Company for each $0.08 outstanding in principal and the remainder of the $63,500 can be converted to one share of the Company for each $0.05 outstanding in principal. At conversion, the maximum number of shares that will be issued is 1,056,250. The beneficial conversion feature of $30,688 was expensed as finance charges during the six month ended January 31, 2010.

On December 16, 2009, the Company issued new convertible promissory notes in respect of its indebtedness to the lenders for the amounts of $141,000 and $82,500 to replace all the promissory notes issued previously. The notes are unsecured, payable on demand and do not bear any interest. The notes, or any part thereof, can be converted to one share of the Company for each $0.05 outstanding. At conversion, the maximum number of shares that will be issued is 4,470,000. The beneficial conversion feature for this issuance was $166,800, which was less than the beneficial conversion feature recognized in prior years. Therefore, there was no additional beneficial conversion feature related to this issuance.

On November 19, 2009, the Company issued 1,900,900 shares in settlement of convertible promissory notes issued to the Company’s president for amounts of US$4,600 issued on August 17, 2007 and US$13,888 (CDN$15,000) issued on December 14, 2007.

4.	COMMON STOCK

On October 27, 2009, the Company issued 1,000,000 of its common shares for purchase of the intellectual property assets from Spidex (Note 2).

On November 19, 2009, the Company issued 1,900,900 shares in settlement of convertible promissory notes issued to the Company’s president for amounts of US$4,600 issued on August 17, 2007 and US$13,888 (CDN$15,000) issued on December 14, 2007.

Form 10-Q – Q2	Mobile Data Corp.	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF MOBILE DATA CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

MDC GPS Technology

During the fiscal period ended October 31, 2009, management decided to expand Mobile’s focus and identify and assess new projects for acquisition purposes that are more global in nature and technology-based. In September 2009, Mobile entered into a letter of intent with Spidex Technologies (the “Letter of Intent”) for the acquisition of all of the right, title and interest in a mobile data technology for Smartphones (the “Technology”) that can run on GPS enabled Smartphones. The Technology is a software application that will run in the background and will collect and transmit location data to a server. Server applications will include location monitoring of vehicles, children and members of social networking groups. See Exhibit 10.3 – Letter of Intent for more details.

After conducting its due diligence on the Technology, Mobile entered into an asset purchase agreement in October 2009 with Spidex Technologies for the acquisition of all of the right, title and interest in the Technology. As consideration for the acquisition of the Technology, Mobile paid Spidex $5,000 on the signing of the Letter of Intent and issued 1 million restricted shares to Spidex at a deemed price of $0.10 per share.

Also, Spidex agreed to assist Mobile in the further development and commercialization of the Technology. Mobile agreed to retain Spidex for a period of 12 months and to pay Spidex a monthly consulting fee to provide services to Mobile for the purpose of developing and advancing the Technology to a point where it can be sold commercially. Either party may terminate these services upon 30 days’ notice. The focus of the research and development of the Technology will be on developing a software system whereby a GPS enabled smartphone will send location based information to a server. The server will receive and store this location based information and web applications on the server can be developed to provide various consumer and business web services. Mobile plans to target BlackBerry devices initially but intends to broaden support to other GPS enabled smartphones including the Apple iPhone, Google Andriod devices and possibly Palm Pre and Motorola iDen devices. Also, pursuant to the terms and conditions of the asset purchase agreement, Spidex will be entitled to a partial royalty or partial payment if Mobile sells its interest in the Technology. See Exhibit 10.4 – Asset Purchase Agreement for more details.

Plan of Operation

Mobile has not had any significant revenues generated from its business operations since inception. Mobile expects that the revenues generated from its business for the next 12 months will not be enough for its required working capital. Until Mobile is able to generate any consistent and significant revenue it may be required to raise additional funds by way of equity or debt financing.

Form 10-Q – Q2	Mobile Data Corp.	7

At any phase, if Mobile finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations. If Mobile cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital. Mobile expects to raise the required funds for the next 12 months with equity or debt financing.

To become profitable and competitive, Mobile needs to develop and advance the Technology to a point where it can be sold commercially. To achieve this goal, management has prepared the following phases for its plan of operation for the next 12 months.

Phase 1 - Develop the Technology (9 months)

In Phase 1, Mobile plans to (1) develop the first client software for BlackBerry GPS enabled smartphones, (2) develop server software which can receive data from the BlackBerry GPS enabled smartphones, and (3) develop a server based web application to provide a location based service. Mobile has budgeted approximately $500,000 for this phase and expects it to take nine months to complete, with completion expected within the first nine months of Mobile’s plan of operation, which began in October 2009.

Phase 2 - Implement marketing strategy (3 months)

In Phase 2, Mobile plans to (1) hire personnel for sales, marketing and customer service, (2) create a marketing strategy for the Technology and its products, and (3) implement its marketing strategy on its target market.

Mobile has budgeted approximately $250,000 for this phase and expects it to take three months to complete with completion expected within the final three months of Mobile’s plan of operation.

Risk Factors

An investment in Mobile’s common stock involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in Mobile’s Form SB-2 filed on April 4, 2007 and Mobile’s Form 10-K filed on November 3, 2008, and Mobile’s Form 10-K filed on November 2, 2009.

Financial Condition

As at January 31, 2010, Mobile had a cash balance of $6,620. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Mobile’s common stock. If Mobile is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Mobile. Mobile does not have any financing arranged and Mobile cannot provide investors with any assurance that Mobile will be able to raise sufficient funding from the sale of its common stock. In the absence of such financing, Mobile’s business will fail.

Form 10-Q – Q2	Mobile Data Corp.	8

Based on the nature of Mobile’s business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that very few technology companies in the development stage ultimately develop, market, and successfully sell their products. Mobile’s future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

  Mobile’s ability to raise additional funding;
  the competitive market for similar technology and the pricing of such technology;
  the results of Mobile’s proposed research and development on its Technology; and
  Mobile’s ability to find joint venture partners for the development of its Technology

Due to Mobile’s lack of operating history and present inability to generate revenues, Mobile’s auditors have stated their opinion that there currently exists a substantial doubt about Mobile’s ability to continue as a going concern

Liquidity

Mobile’s internal sources of liquidity will be loans that may be available to Mobile from management. Management has previously loaned Mobile donated services and rent. Though Mobile has no written arrangements with any of its directors or officers, Mobile expects that the directors or officers will provide Mobile with internal sources of liquidity, if it is required.

Also, Mobile’s external sources of liquidity will be private placements for equity conducted outside the United States. During the quarter covered by this quarterly report, Mobile did not complete any definitive arrangements for any external sources of liquidity.

Capital Resources

As of January 31, 2010, Mobile had total assets of $86,185, consisting of $6,620 in cash, $2,565 in prepaid expenses, and $77,000 in intellectual property, and total current liabilities of $283,392 for a net working capital deficiency of $ 274,207, compared with a net working capital deficiency of $204,947 as of July 31, 2009. The liabilities consisted of $46,571 in accounts payable and accrual liabilities, $223,500 in promissory notes payable, and $13,321 in due to related parties.

There are no assurances that Mobile will be able to achieve further sales of its common stock or any other form of additional financing. If Mobile is unable to achieve the financing necessary to continue its plan of operations, then Mobile will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the six month period ended January 31, 2010, net cash used in operating activities increase to $59,526 compared with $55,411 for the same six month period in the previous fiscal year.

At January 31, 2010, Mobile had cash of $6,620. During the six month period ended January 31, 2010, Mobile used $59,526 in cash for operating activities. This was primarily a result of non-cash items of $(53) in foreign exchange and $30,688 in finance charges and the non-cash working capital items of $1,455 in prepaid expenses and $21,820 in accounts payable and accrual liabilities.

Net Cash Used in Investing Activities

Form 10-Q – Q2	Mobile Data Corp.	9

Net cash used by investing activities was $5,000 for the six month period ended January 31, 2010, for the acquisition of the intellectual property, as compared with $nil used for the same six month period in the previous fiscal year.

Net Cash Provided By Financing Activities

Net cash flows provided by financing activities increased to $69,481 for the six month period ended January 31, 2010 as compared with financing activities of $65,055 for the same six month period in the previous fiscal year, primarily as a result of advances from a related party in the amount of $5,981 and proceeds from a promissory notes payable of $63,500.

Results of Operation for the Period Ended January 31, 2010

Mobile has had no operating revenues since its inception on July 13, 2005, through to January 31, 2010. Mobile’s activities have been financed from the proceeds of share subscriptions and from proceeds from promissory notes. From its inception, on July 13, 2005, to October 31, 2009 Mobile has raised a total of $46,800 from private offerings of its common stock and a total of $242,509 from proceeds from promissory notes payable.

For the period from inception on July 13, 2005, to January 31, 2010, Mobile incurred total expenses of $488,936. These expenses included $36,000 in development costs, $232,318 in finance charges, $45,358 in mineral property costs, and $175,260 in office and other administration expenses.

For the six month period ended January 31, 2010, Mobile incurred total expenses of $113,436. These expenses included $36,000 in development costs, $30,688 in finance charges, $391 in mineral property costs, and $46,357 in office and other administration expenses.

For the six month period ended January 31, 2009, Mobile incurred total expenses of $109,171. These expenses included $93,329 finance charges $24,731 in mineral property costs, and $(8,889) for office and other administration expenses.

Mobile has not attained profitable operations and is dependent upon obtaining financing to pursue future acquisitions. For these reasons, there is substantial doubt that Mobile will be able to continue as a going concern.

Off-balance Sheet Arrangements

Mobile has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Mobile had no contingencies or long-term commitments at January 31, 2010.

Tabular Disclosure of Contractual Obligations

Mobile is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Overview and Anticipated Expenses

Form 10-Q – Q2	Mobile Data Corp.	10

Management anticipates spending approximately $750,000 on the research, development, and marketing of the Technology in the next 12 months. However, the amount to be spent on the Technology will depend on whether Mobile can develop the Technology to a point where it is marketable.

Management intends to continue to have Mobile’s outside consultant assist in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by its independent auditor. Mobile’s outside consultant is expected to charge Mobile approximately $1,250 to prepare its quarterly financial statements and approximately $1,750 to prepare its annual financial statements. Mobile’s independent auditor is expected to charge approximately $2,500 to review its quarterly financial statements and approximately $12,000 to audit its annual financial statements. In the next 12 months, management anticipates spending approximately $25,000 to pay for Mobile’s accounting and audit requirements.

Additionally, management expects to incur legal costs of approximately $4,000 per quarter to support three quarterly 10-Q filings and $5,000 to support one annual 10-K filing. In the next twelve months, management anticipates spending approximately $17,000 for legal costs to pay for three quarterly filings and one annual filing.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including statements regarding Mobile’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Mobile files with the Securities and Exchange Commission. These factors may cause Mobile’s actual results to differ materially from any forward-looking statement. Mobile disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Mobile is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in Mobile’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including Mobile’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Form 10-Q – Q2	Mobile Data Corp.	11

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Mobile’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of January 31, 2010.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Mobile’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Form 10-Q – Q2	Mobile Data Corp.	12

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in Mobile’s internal controls over financial reporting during the quarter ended January 31, 2010, that materially affected, or are reasonably likely to materially affect, Mobile’s internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Mobile is not a party to any pending legal proceedings and, to the best of Mobile’s knowledge, none of Mobile’s property or assets are the subject of any pending legal proceedings.

Item 1A. Risk Factors.

Mobile is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Mobile did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Mobile did not sell any unregistered equity securities, with the exception of the following:

November 2009 – Conversion of Promissory Notes

During the quarter of the fiscal year covered by this report, Mobile issued an aggregate 1,900,900 restricted shares of common stock in the capital of Mobile pursuant to the terms and conditions of (1) a convertible promissory note dated August 17, 2007 in the principal amount of $4,600 and (2) a convertible promissory note dated December 14, 2007 in the principal amount of $13,888. The conversion price for both promissory notes was $0.01 per share. The 1,900,900 restricted shares were issued on November 23, 2009.

For this share issuance, Mobile relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. The value of the restricted shares was arbitrarily set by Mobile and had no relationship to its assets, book value, revenues or other established criteria of value.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Mobile. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Form 10-Q – Q2	Mobile Data Corp.	13

Item 4. Submission of Matters to a Vote of Security Holders.

On January 6, 2010, the company changed its name from “Endeavor Explorations Inc.” to “Mobile Data Corp.” by a majority vote of the shareholders. See Exhibit 3.3 – Certificate of Amendment dated January 6, 2010 for more information.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Mobile reported all information that was required to be disclosed in a report on Form 8-K.

Mobile has adopted a new code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Mobile undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Mobile at info@Mobileexplorations.com to request a copy of Mobile’s code of ethics. Management believes Mobile’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Mobile’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-52958 and SEC File Number 333-140779.

Exhibit	Description	Status

3.1	Articles of Incorporation of Mobile Data Corp., filed as an Exhibit to Mobile’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.	Filed

3.2	Bylaws of Mobile Data Corp., filed as an Exhibit to Mobile’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment to Articles of Incorporation of Mobile Data dated January 6, 2010, filed as an Exhibit to Mobile’s Form 8-K (Current Report) on January 11, 2010.	Filed

10.1

Mineral Property Purchase Agreement dated July 28, 2006 between Ainslie Corrigan and Mobile Data Corp., filed as an Exhibit to Mobile’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.

Filed

10.2

Mineral Property Purchase Agreement dated January 18, 2008 between Rod Dubnick and Mobile Data Corp., filed as an Exhibit to Mobile’s Form 8-K (Current Report) on January 24, 2008, and incorporated herein by reference.

Filed

Form 10-Q – Q2	Mobile Data Corp.	14

Exhibit	Description	Status

10.3

Letter of Intent dated September 29, 2009 between Spidex Technologies and Mobile Data Corp., filed as an Exhibit to Mobile’s Form 8-K (Current Report) on October 2, 2009, and incorporated herein by reference.

Filed

10.4

Asset Purchase Agreement dated October 27, 2009 between Mobile Data Corp. and Spidex Technologies, filed as an Exhibit to Mobile’s Form10-K (Annual Report) on November 2, 2009, and incorporated herein by reference.

Filed

14	Code of Ethics, filed as an Exhibit to Mobile’s Form 10-Q (Quarterly Report) on March 17, 2008, and incorporated herein by reference.	Filed

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Mobile Data Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MOBILE DATA CORP.

Dated: March 17, 2010	By:	/s/ Steven Cozine
	Name:	Steven Cozine
	Title:	Director and CEO
(Principal Executive Officer)

Dated: March 17, 2010	By:	/s/ Belkis Jimenez Rivero
	Name:	Belkis Jimenez Rivero
	Title:	Director and CFO
(Principal Financial Officer)