Form 10-Q
period 2010-04-30
Mobile Data Corp.
filed 2010-06-16
CIK 1390134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________________ to _________________________

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 14, 2010
common stock - $0.001 par value	23,940,900

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

MOBILE DATA CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

APRIL 30, 2010

Page - 2

MOBILE DATA CORP.
(Formerly Endeavor Explorations Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	April 30,	July 31,
	2010	2009

ASSETS

Current
Cash	$1,344	$1,665
Prepaid expenses	3,740	4,020
	5,084	5,685
Intellectual property (Note 2)	77,000	-
	$82,084	$5,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrual liabilities	$41,110	$24,751
Promissory notes payable (Note 3)	243,500	178,541
Due to related parties	13,321	7,340
	297,931	210,632

STOCKHOLDERS’ DEFICIT
Common stock (Note 4)
Authorized:
75,000,000 common shares, $0.001 par value
Issued and outstanding:
23,940,900 common shares (July 31, 2009 – 21,040,000)	23,941	21,040
Additional paid-in capital	273,243	149,513
Deficit accumulated during the development stage	(513,031)	(375,500)
	(215,847)	(204,947)

	$82,084	$5,685

Subsequent Event (Note 5)

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.
(Formerly Endeavor Explorations Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	Three	Three			from
	months	months	Nine months	Nine months	July 13. 2005
	ended	ended	ended	ended	(Inception to)
	April 30,	April 30,	April 30,	April 30,	April 30,
	2010	2009	2010	2009	2010

Expenses
Development costs (Note 2)	$ 7,366	$ -	$ 43,366	$ -	$ 43,366
Finance charges (Note 3)	5,455	4,256	36,143	97,585	237,773
Mineral property cost	-	-	391	24,731	45,358
Office and administration expenses	11,275	16,248	57,631	7,359	186,534

Net loss	$ (24,096)	$ (20,504)	$ (137,531)	$ (129,675)	$ (513,031)

Net loss per share – basic and
diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
shares outstanding – basic and
diluted	23,940,900	31,040,000	22,856,288	31,040,000

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.
(Formerly Endeavor Explorations Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative from
	Nine months ended April 30,	Nine months ended April 30,	July 13, 2005 (Inception) to April 30,
	2010	2009	2010

Cash Flow From Operating Activities
Net loss	$(137,531)	$(129,675)	$(513,031)
Non-cash items:
Foreign exchange	(53)	(22,714)	(8,488)
Finance charges	36,143	97,543	237,772
Non-cash working capital items:
Prepaid expenses	280	(5,761)	(3,740)
Accounts payable and accrual liabilities	16,359	(9,059)	41,110
Net cash used in operations	(84,802)	(69,666)	(246,376)

Cash Flow From Investing Activities
Acquisition of intellectual property	(5,000)	-	(5,000)
Acquisition of mineral property	-	-	(288,824)
Net cash used in investing activities	(5,000)	-	(293,824)

Cash Flow From Financing Activities
Advances from related party	5,981	4,171	13,321
Long term debt (net)	-	(29,620)	218,915
Issuance of capital stock	-	-	46,800
Repurchase shares for cancellation	-	-	(1)
Proceeds from promissory notes payable	83,500	85,000	262,509
Net cash provided by financing activities	89,481	59,551	541,544

Increase (Decrease) in cash	(321)	(10,115)	1,344

Cash, beginning	1,665	11,072	-

Cash, ending	$1,344	$957	$1,344

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash items:
Shares issued for mineral property	$-	$-	$7,000,000
Shares issued for convertible debt	$18,488	$-	$18,488
Shares issued for purchase of intellectual property assets	$72,000	$-	$72,000

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.
(Formerly Endeavor Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

Effective January 6, 2010, the Company changed its name to Mobile Data Corp.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

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

The purchase price consists of a payment of $5,000 and the issuance of 1,000,000 shares of the Company with a fair value of $72,000 (Note 4). The Company incurred legal expenses of $10,000 relating to this acquisition which was expensed during the nine months ended April 30, 2010.

The Company retained Spidex to provide services to further develop and commercialize the purchased assets for $12,000 per month for a period of one year starting from October 27, 2009. For the nine months ended April 30, 2010, $36,000 has been paid to Spidex and recorded as development costs.  As of April 8, 2010, the Company cancelled the services with Spidex.  In terms of the Asset Purchase Agreement, the Company is obligated to issue Spidex a license to utilize the intellectual property in the event the Company terminates the service agreement.  The terms of the license agreement is to be negotiated between the Company and Spidex.  To June 14, 2010, the license agreement terms has not been negotiated and the Company has not granted Spidex the license.

MOBILE DATA CORP.
(Formerly Endeavor Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010

3.	CONVERTIBLE PROMISORY NOTES PAYABLE

Balance at July 31, 2009	$ 178,541
October 8, 2009 convertible note issued	28,500
November 19, 2009 convertible note issued	20,000
December 10, 2009 convertible note issued	15,000
November 19, 2009 converted to shares	(4,600)
November 19, 2009 converted to shares	(13,888)
March 1, 2010 convertible note issued	20,000
243,553
Adjust for translation gain	(53)
Balance April 30, 2010	$ 243,500

During the nine months ended April 30, 2010, the Company issued convertible promissory notes with a principal amount of $83,500. The notes are unsecured, payable on demand and do not bear any interest. Of the $83,500, $28,500 can be converted to one share of the Company for each $0.08 outstanding in principal, $20,000 can be converted to one share of the Company for each $0.11 outstanding in principal and the remainder of the $83,500 can be converted to one share of the Company for each $0.05 outstanding in principal. At conversion, the maximum number of shares that will be issued is 1,238,068. The beneficial conversion feature of $36,143 was expensed as finance charges during the nine months ended April 30, 2010.

 On December 16, 2009, the Company issued new convertible promissory notes in respect of its indebtedness to the lenders for the amounts of $141,000 and $82,500 to replace the promissory notes issued previously. The notes are unsecured, payable on demand and do not bear any interest. The notes, or any part thereof, can be converted to one share of the Company for each $0.05 outstanding. At conversion, the maximum number of shares that will be issued is 4,470,000. The beneficial conversion feature for this issuance was $166,800, which was less than the beneficial conversion feature recognized in prior years. Therefore, there was no additional beneficial conversion feature related to this issuance.

       On November 19, 2009, the Company issued 1,900,900 shares in settlement of convertible promissory notes issued to the Company’s president for amounts of US$4,600 issued on August 17, 2007 and US$13,888 (CDN$15,000) issued on December 14, 2007.

MOBILE DATA CORP.
(Formerly Endeavor Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010

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

5. SUBSEQUENT EVENT

On May 4, 2010, the Company issued a convertible promissory note in the amount of $10,000. The note is unsecured, payable on demand and does not bear any interest.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF MOBILE DATA CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

During part of the fiscal period ended October 31, 2009, Mobile was a startup exploration stage company without operations.  Subsequently, management decided to expand Mobile’s focus and identify and assess new projects for acquisition purposes that are more global in nature and technology-based.

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

Also, Spidex agreed to assist Mobile in the further development and commercialization of the Technology.  Mobile agreed to retain Spidex for a period of 12 months and to pay Spidex a monthly consulting fee to provide services to Mobile for the purpose of developing and advancing the Technology to a point where it can be sold commercially.  Either party may terminate these services upon 30 days’ notice.  Mobile retained Spidex to provide services to further develop and commercialize the purchased assets for $12,000 per month for a period of one year starting from October 27, 2009.  For the nine months ended April 30, 2010, $36,000 has been paid to Spidex and recorded as development costs.  As of April 8, 2010, Mobile cancelled the services with Spidex.  In terms of the Asset Purchase Agreement, Mobile is obligated to issue Spidex a license to utilize the intellectual property in the event Mobile terminates the service agreement.  The terms of the license agreement is to be negotiated between Mobile and Spidex.  To June 14, 2010, the license agreement terms have not been negotiated and the Company has not granted Spidex the license.

Mobile plans to target BlackBerry devices initially but intends to broaden support to other GPS enabled smartphones including the Apple iPhone, Google Andriod devices and possibly Palm Pre and Motorola iDen devices.

Martin Lake Claims

On January 18, 2008, Mobile Data Corp. acquired eight mineral claims located in the Uranium City area of Northern Saskatchewan known as the Martin Lake Properties (the “Martin Lake Claims”).  The Martin Lake Claims covered approximately 1,500 hectares (3,700 acres).  However, on July 21, 2009, the board of directors approved management’s recommendation to abandon the Martin Lake Claims.  Management recommended abandoning the Martin Lake Claims in view of the current economic downturn and it was determined that the Martin Lake Claims no longer warranted further exploration or development based on the results of exploration Mobile has conducted on the Martin Lake Claims.  Pursuant to the terms and conditions of the Mining Property Purchase Agreement, Mobile sent notice on August 4, 2009 to Mr. Dubnick of its intention to abandon the Martin Lake Claims.  As a result of the abandonment of the Martin Lake Claims 60 days prior to any deadline for additional assessment work to be completed, Mobile has no further obligations under the Mining Property Purchase Agreement.  See Exhibit 10.2 – Mining Property Purchase Agreement for more details.

Page - 9

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

Phase 1 - Develop the Technology (9 months)

Mobile has developed the first client software for BlackBerry GPS enabled smartphone Storm 2 9550,  developed server software which can receive data from the BlackBerry GPS enabled smartphone Storm 2 9550, and  developed a server based web application to provide a location based service.  Mobile has spent approximately $50,000 for this phase and expects the client software to be available for all BlackBerry based smartphones in the next quarter.

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

Financial Condition

As at April 30, 2010, Mobile had a cash balance of $1,344.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Mobile’s common stock or sale of its GPS application software products.  If Mobile is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Mobile.  Mobile does not have any financing arranged and Mobile cannot provide investors with any assurance that Mobile will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Mobile’s business will fail.

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

Page - 10

•	Mobile’s ability to raise additional funding;
•	the competitive market for similar technology and the pricing of such technology;
•	the results of Mobile’s proposed research and development on its Technology; and
•	Mobile’s ability to find joint venture partners for the development of its Technology

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

Capital Resources

As of April 30, 2010, Mobile had total assets of $82,084, consisting of $1,344 in cash, $3,740 in prepaid expenses, and $77,000 in intellectual property, and total current liabilities of $297,931 for a net working capital of $(292,847), compared with a net working capital of ($204,947) as of July 31, 2009.  The liabilities consisted of $41,110 in accounts payable and accrual liabilities, $243,500 in promissory notes payable, and $13,321 due to related parties.

There are no assurances that Mobile will be able to achieve further sales of its common stock or any other form of additional financing.  If Mobile is unable to achieve the financing necessary to continue its plan of operations, then Mobile will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the nine month period ended April 30, 2010, net cash used in operating activities increased to $84,802 compared with $69,666 for the same nine month period in the previous fiscal year.

At April 30, 2010, Mobile had cash of $1,344.  During the nine month period ended April 30, 2010, Mobile used $84,802 in cash for operating activities.  This was primarily a result of non-cash items of $(53) in foreign exchange and $36,143 in finance charges and the non-cash working capital items of $280 in prepaid expenses and $16,359 in accounts payable and accrual liabilities.

Net Cash Used in Investing Activities

Net cash used by investing activities was $5,000 for the nine month period ended April 30, 2010, for the acquisition of the intellectual property, as compared with $nil used for the same nine month period in the previous fiscal year.

Page - 11

Net Cash Provided By Financing Activities

Net cash flows provided by financing activities increased to $89,481 for the nine month period ended April 30, 2010 as compared with financing activities of $59,551 for the same nine month period in the previous fiscal year, primarily as a result of advances from a related party in the amount of $5,981 and no additional long term debt incurred as compared to $29,620 for the same nine month period in the previous fiscal year.

Results of Operation for the Period Ended April 30, 2010

Mobile has had no operating revenues since its inception on July 13, 2005, through to April 30, 2010.  Mobile’s activities have been financed from the proceeds of share subscriptions and from proceeds from promissory notes.  From its inception, on July 13, 2005, to April, 2010 Mobile has raised a total of $46,800 from private offerings of its common stock and a total of $262,509 from proceeds from promissory notes payable.

For the period from inception on July 13, 2005, to April 30, 2010, Mobile incurred total expenses of $513,031.  These expenses included $43,366 in development costs, $237,773 in finance charges, $45,358 in mineral property costs, and $186,534 in office and other administration expenses.

For the nine month period ended April 30, 2010, Mobile incurred total expenses of $137,531.  These expenses included $43,366 in development costs, $36,143 in finance charges, $391 in mineral property costs, and $57,631 in office and other administration expenses.

For the nine month period ended April 30, 2009, Mobile incurred total expenses of $129,675.  These expenses included (1) $24,731 in mineral property costs; (2) $97,585 in finance charges; and (3) $7,359 for office and other administration expenses.

For the three months ending April 30, 2010 Mobile incurred total expenses of $24,096.  These expenses included (1) development costs $7,366 (2) finance charges $5455 and office and administration expenses of $11,275.

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

Mobile had no contingencies or long-term commitments at April 30, 2010.

Tabular Disclosure of Contractual Obligations

Mobile is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Overview and Anticipated Expenses

Management anticipates spending approximately $250,000 on the research, development, and marketing of the Technology in the next 12 months.  However, the amount to be spent on the Technology will depend on whether Mobile can develop the Technology to a point where it is marketable.

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

Page - 12

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Mobile’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of April 30, 2010.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Mobile’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Page - 13

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in Mobile’s internal controls over financial reporting during the quarter ended April 30, 2010, that materially affected, or are reasonably likely to materially affect, Mobile’s internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Mobile did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Mobile did not sell any unregistered equity securities.

Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Mobile.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.                      (Removed and Reserved).

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

Page - 14

Item 6.  Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Mobile’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-52958 and SEC File Number 333-140779.

Exhibit	Description	Status
3.1	Articles of Incorporation of Mobile Data Corp., filed as an Exhibit to Mobile’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.	Filed
3.2	Bylaws of Mobile Data Corp., filed as an Exhibit to Mobile’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.	Filed
3.3	Certificate of Amendment dated January 6, 2010, filed as an Exhibit to Mobile’s Form 8K (Current Report) on January 12, 2010, and incorporated herein by reference.	Filed
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
Filed
10.5
Promissory Note dated December 16, 2009 given to Blue Cove Holdings Inc. by Endeavor Explorations Inc., filed as an Exhibit to Mobile’s Form 8K (Current Report) on December 22, 2009, and incorporated herein by reference.
Filed
10.6
Promissory Note dated December 16, 2009 given to Tiger Ventures Group, Ltd. by Endeavor Explorations Inc., filed as an Exhibit to Mobile’s Form 8K (Current Report) on December 22, 2009, and incorporated herein by reference.
Filed
14	Code of Ethics, filed as an Exhibit to Mobile’s Form 10-Q (Quarterly Report) on March 17, 2008, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 15

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Mobile Data Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MOBILE DATA CORP.

Dated:                      June 14, 2010                                                                           By:/s/ Steven Cozine
Name:          Steven Cozine
Title:           Director and CEO
(Principal Executive Officer)

Dated:                      June 14, 2010                                                                           By:/s/ Belkis Jimenez Rivero
Name:          Belkis Jimenez Rivero
Title:           Director and CFO
(Principal Financial Officer)

Page - 16

Exhibit 31

Page - 17

MOBILE DATA CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven Cozine, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending April 30, 2010 of Mobile Data Corp.;

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

Date:  June 14, 2010

/s/ Steven Cozine
Steven Cozine
Chief Executive Officer

Page - 18

MOBILE DATA CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Belkis Jimenez Rivero, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending April 30, 2010 of Mobile Data Corp.;

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

Date:  June 14, 2010

/s/ Belkis Jimenez Rivero
Belkis Jimenez River
Chief Financial Officer

Page - 19

Exhibit 32

Page - 20

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mobile Data Corp. (the “Company”) on Form 10-Q for the period ending April 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Cozine, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven Cozine
Steven Cozine
Chief Executive Officer

June 14, 2010

Page - 21

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mobile Data Corp. (the “Company”) on Form 10-Q for the period ending April 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Belkis Jimenez Rivero, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero
Chief Financial Officer

June 14, 2010

Page - 22