Form 10-K
period 2010-07-31
Mobile Data Corp.
filed 2010-11-01
CIK 1390134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    July 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to___________________

Commission file number                                           000-52958

MOBILE DATA CORP.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2033 Gateway Place, 5th Floor, San Jose, California	95110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  408-459-0916

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes         [ X ]  No

Page - 1

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[   ] Yes         [ X ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ X ] Yes         [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 [   ] Yes         [   ]  No

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
[ X ] Yes         [   ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,189,016,400 as of January 31, 2010 [(0.0589 + 131.7674) / 2  X  (23,940,900 – 5,900,900)]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 28, 2010
common stock - $0.001 par value	23,940,900

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Mobile’s registration statement on Form SB-2 filed on February 16, 2007; Exhibit 3.3 (Certificate of Amendment) filed as an exhibit to Mobile’s Form 8-K (Current Report) filed on January 12, 2010; Exhibit 10.1 (Mineral Property Purchase Agreement) filed as an exhibit to Mobile’s registration statement on Form SB-2 filed on February 16, 2007; Exhibit 10.2 (Mineral Property Purchase Agreement) filed as an exhibit to Mobile’s Form 8-K (Current Report) filed on January 24, 2008; Exhibit 10.3 (Letter of Intent) filed as an exhibit to Mobile’s Form 8-K (Current Report) filed on October 2, 2009; and Exhibit 14 (Code of Ethics) filed as an exhibit to Mobile’s Form 10-Q (Annual Report) filed on March 17, 2008.

Page - 2

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Mobile’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Mobile’s files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended July 31, 2010, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and Mobile disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  Mobile may, from time to time, make oral forward-looking statements.  Mobile strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Mobile’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Mobile to materially differ from those in the oral forward-looking statements. Mobile disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.                      Description of Business.

(a)	Business Development

Mobile Data Corp. (“Mobile”) is a Nevada corporation that was incorporated on July 13, 2005.  On January 6, 2010, the company changed its name from “Endeavor Explorations Inc.” to “Mobile Data Corp.” by a majority vote of the shareholders.  As a result of the name change, Mobile’s trading symbol changed to “MBYL” effective on the opening of market on January 12, 2010.  See Exhibit 3.3 - Certificate of Amendment for more details

Mobile maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 2033 Gateway Place, 5th Floor, San Jose, California, 95110.  Mobile’s office telephone number is (408) 459-0916.

Mobile has an authorized capital of 75,000,000 shares of common stock with a par value of $0.001 per share with 23,940,900 shares of common stock currently issued and outstanding.

Mobile has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Mobile’s business, with the exception of the acquisition of MDC GPS technology as discussed below.

Page - 3

(b)	Business of Mobile

Products and Services

During the fiscal period ended July 31, 2010, Mobile was a startup exploration stage company without operations.  Mobile’s principal business was the acquisition and exploration of mineral resources.  Mobile had an interest in eight mineral claims located in the Uranium City area of Northern Saskatchewan, which were acquired in January 2008 and later abandoned in July 2009.

Subsequently, management decided to expand Mobile’s focus and identify and assess new projects for acquisition purposes that are more global in nature and technology-based.

In October 2009, Mobile acquired from Spidex Technologies all of the right, title and interest in a mobile data technology for Smartphones (the “Technology”), also known as MDC GPS technology, that can run on GPS enabled Smartphones including Blackberry Storm 2, Apple iPhone, Palm Pre, and Google Andriod devices.  The Technology is a software application that will run in the background and will collect and transmit location data to a server.  Server applications will include location monitoring of vehicles, children and members of social networking groups.

The focus of the research and development of the Technology has been on developing a software system whereby a GPS enabled smartphone will send location based information to a server. The server will receive and store this location based information and web applications on the server can be developed to provide various consumer and business web services.  Mobile has targeted BlackBerry devices initially but intends to broaden support to other GPS enabled smartphones including the Apple iPhone, Google Andriod devices and possibly Palm Pre and Motorola iDen devices.

Mobile has targeted BlackBerry devices initially but intends to broaden support to other GPS enabled smartphones including the Apple iPhone, Google Andriod devices and possibly Palm Pre and Motorola iDen devices

Mobile agreed to retain Spidex for a period of 12 months and to pay Spidex a monthly consulting fee of $12,000 to provide services to Mobile for the purpose of developing and advancing the Technology to a point where it can be sold commercially.  For the fiscal period ended July 31, 2010, $36,000 was paid to Spidex and recorded as development costs.  As of April 8, 2010, Mobile cancelled the services with Spidex.  Pursuant to the terms of the Asset Purchase Agreement, Mobile is obligated to issue Spidex a license to utilize the intellectual property in the event Mobile terminates the service agreement.  The terms of the license agreement is to be negotiated between Mobile and Spidex.  As of October 28, 2010, the license agreement terms have not been negotiated and Mobile has not yet granted Spidex the license.

Finally, pursuant to the terms and conditions of the asset purchase agreement, Spidex will be entitled to a partial royalty or partial payment if Mobile sells its interest in the Technology.

See Exhibit 10.3 – Letter of Intent and Exhibit 10.4 – Asset Purchase Agreement for more details.

Subsequently, Mobile has been developing the software through consultants independently of Spidex.

Markets

The target markets for the Technology will be consumers and businesses interested in using location based web services.

Distribution

The main modes of distribution of the Technology will be via the Internet.

Page - 4

Competitive Business Conditions

The industry in which Mobile and its Technology plan on operating is extremely competitive and always changing.  Within the Internet marketplace, there are an enormous number of corporations that are competing for online users, advertising dollars, sponsorship fees and many other unique opportunities for revenue.  Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

1.	greater financial, technical and marketing resources that can be devoted to the development, promotion and sale of their services;
2.	easier and more access to capital;
3.	longer operating histories;
4.	greater name recognition and established corporate identity;
5.	larger user base; and
6.	developed websites.

More specifically, online participants focused on the e-commerce industry are growing and the services and products that they are offering continues to increase at a rapid rate.  Suppliers, retailers, consumers and other industry participants do not rely solely on the use of the Internet to communicate and interact. There are many alternative and traditional means that will continue to provide competition to the utilization of the Internet for similar purposes.  Management believes that competition will grow as the Internet usage increases and it becomes an easier and more efficient medium for the e-commerce industry participants to interact.

Mobile will strive to obtain a competitive advantage by providing unique, quality products, privacy, secure mode of payment, and guaranteed product and service satisfaction.  Management believes that Mobile will have a competitive advantage for the following reasons:

a.	The technology that Mobile will be developing will use open standards where possible. This gives the technology increased interoperability.
b.	Mobile will make use of open source software where possible to reduce development costs and speed development time.

Mobile’s principal competitors are www.instamapper.com, www.opengts.org, and www.opendtmp.org.  As they are private corporations Mobile is unable to ascertain the size of their market.  As the competitors are private corporations with no requirement for financial disclosure, there is no way of quantifying and qualifying what position on a sale’s basis Mobile is in relative to its competition.

Raw Materials

The raw materials for the Technology will include computers, GPS enabled smartphones, open source software and labor to write software code.

Principal Suppliers

Mobile is not dependent on any single supplier for the Technology.  However, Mobile will depend on its license with The BlackBerry Alliance Program for technical support

Dependence on Major Customers

Mobile currently has no customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Mobile has no intellectual property such as patents or trademarks. Additionally, Mobile has no royalty agreements or labor contracts.

Page - 5

Government Approval

Mobile does not require government approval to develop or sell its technology in non-embargoed countries.

Government Controls and Regulations

Currently, other than business and operations licenses applicable to most commercial ventures, Mobile is not required to comply with any extraordinary regulations for its business operations.  However, there can be no assurance that current or new laws or regulations will not, in the future, impose additional fees and taxes on Mobile and its business operations.  Any new laws or regulations relating to the Technology or any new interpretations of existing laws could have a negative impact on Mobile’s business and add additional costs to Mobile’s business operations.

Websites are not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet.  However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

• user privacy
• freedom of expression
• pricing
• content and quality of products and services
• taxation
• advertising
• intellectual property rights
• information security

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for Mobile’s products and services, increase the cost of doing business, or in some other manner have a negative impact on Mobile’s business, financial condition and operating results.  In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.  The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Additionally, in response to concerns regarding “spam” (unsolicited electronic messages), “pop-up” web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations that would limit the use of unsolicited Internet advertisements.  While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of Mobile’s business operations.

Also, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies.  This could increase the cost of transmitting data over the Internet.

Costs and Effects of Compliance with Environmental Laws

Mobile currently has no costs to comply with environmental laws concerning its past exploration program on the Martin Lake Claims or the research and development of the Technology.

Expenditures on Research and Development During the Last Two Fiscal Years

Mobile has spent $62,771 with independent consultants on research and development since its inception on July 13, 2005.

Page - 6

Number of Total Employees and Number of Full Time Employees

Mobile does not have any employees other than its directors and officers of Mobile.  Mobile has retained the services of an independent consultant to conduct the required research and development on the Technology.

Item 1A.  Risk Factors.

Mobile is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.  Unresolved Staff Comments.

Mobile is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.                      Description of Property.

Mobile’s executive offices are located at 2033 Gateway Place, 5th Floor, San Jose, California, 95110.

Mobile currently has no interest in any other property as discussed above in “Item 1. Description of Business”.

Item 3.                      Legal Proceedings.

Mobile is not a party to any pending legal proceedings and, to the best of Mobile’s knowledge, none of Mobile’s property or assets are the subject of any pending legal proceedings.

Item 4.                      (Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

Mobile’s common stock was quoted on the NASD OTC Bulletin Board under the symbol “EAVR” from July 10, 2007 to January 11, 2010.  Since January 12, 2010 Mobile’s common stock has been quoted on the NASD OTC Bulletin Board under the symbol “MBYL”.  The table below gives the high and low bid information for each fiscal quarter Mobile’s common stock has been quoted for the last two fiscal years and for the interim period ended October 27, 2010.  The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
27 October 2010	$0.112	$0.05	Pink OTC Markets Inc.
31 July 2010	$0.11	$0.04	Pink OTC Markets Inc.
30 April 2010	$0.18	$0.052	Pink OTC Markets Inc.
31 January 2010	$0.26	$0.05	Pink OTC Markets Inc.
31 October 2009	$0.15	$0.05	Pink OTC Markets Inc.
31 July 2009	$0.26	$0.05	Pink OTC Markets Inc.
30 April 2009	$0.40	$0.21	Pink OTC Markets Inc.
31 January 2009	$0.75	$0.25	Pink OTC Markets Inc.
31 October 2008	$1.32	$0.51	Pink OTC Markets Inc.

(b)           Holders of Record

Mobile has approximately 24 holders of record of Mobile’s common stock as of July 31, 2010 according to a shareholders’ list provided by Mobile’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Mobile of the number of beneficial owners of common stock held in street name.  The transfer agent for Mobile’s common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

Page - 7

(c)           Dividends

Mobile has declared no dividends on its common stock, and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock.  Dividends are declared at the sole discretion of Mobile’s Board of Directors.

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

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

November 2007 - Stock dividend

On November 9, 2007, the board of directors of Mobile declared a stock dividend on its outstanding shares of common stock.  For every share that a shareholder owned on November 21, 2007, that shareholder received an additional three (3) shares on November 23, 2007.  On November 26, 2007, the stock dividend was ex-dividend and Mobile’s trading price was adjusted accordingly.  The stock dividend resulted in an increase of the Mobile’s issued and outstanding share capital from 7,250,000 shares of common stock to 29,000,000 shares of common stock.

December 2007 – Return to Treasury

On December 3, 2007, there was a change in control in the voting shares of Mobile. The basis of the change in control was a cancellation of 8 million shares, which were returned to treasury.  As a result of the change of Robin Forshaw’s role with Mobile, Mr. Forshaw agreed to return 8,000,000 of his shares to Mobile for cancellation, which represented 27.6% of the issued and outstanding shares of common stock in the capital of Mobile.

January 2008 - $0.50 Private Placement Offering

On January 23, 2008, the board of directors authorized the issuance of 40,000 restricted shares of common stock at a subscription price of $0.50 per restricted share.  Mobile raised $20,000 in cash in this closing, and issued an aggregate 40,000 restricted shares of common stock to one non-US subscriber outside the United States.  Mobile set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the one non-US subscriber outside the United States in this closing, Mobile relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that Mobile complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Mobile received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Page - 8

February 2008 - Mineral Property Purchase Agreement

Also, during the quarter ended January 31, 2008, the directors approved the issuance of 10,000,000 restricted shares of common stock in the capital of Mobile pursuant to the terms and conditions of a mineral property purchase agreement dated January 18, 2008.  These shares were issued on February 5, 2008.  See Exhibit 10.2 – Mineral Property Purchase Agreement for more details.

July 2009 – Return to Treasury

On July 21, 2009, there was a change in control in the voting shares of Mobile. The basis of the change in control was a cancellation of 10 million shares, which were returned to treasury.  As a result of the abandonment of the Martin Lake Claims, Walter Stunder agreed to return 10 million of his shares to Mobile for cancellation, which represented 32.2% of the issued and outstanding shares of common stock in the capital of Mobile.

October 2009 – Asset Purchase Agreement

On November 12, 2009, Mobile issued one million restricted shares of common stock in the capital of Mobile pursuant to the terms and conditions of an asset purchase agreement dated October 27, 2009.  See Exhibit 10.3 – Letter of Intent, Exhibit 10.4 – Asset Purchase Agreement, and Mobile’s Form 8-K (Current Report) filed on October 2, 2009 for more details.

For this share issuance, Mobile relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  The value of the restricted shares was set by Mobile based on the fair market value of the assets acquired.

November 2009 – Conversion of Promissory Notes

On November 23, 2009, Mobile issued an aggregate 1,900,900 restricted shares of common stock in the capital of Mobile pursuant to the terms and conditions of (1) a convertible promissory note dated August 17, 2007 in the principal amount of $4,600 and (2) a convertible promissory note dated December 14, 2007 in the principal amount of $13,888.  The conversion price for both promissory notes was $0.01 per share.

For this share issuance, Mobile relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  The value of the restricted shares was arbitrarily set by Mobile and had no relationship to its assets, book value, revenues or other established criteria of value.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Mobile’s common stock.

(e)	Penny Stock Rules

Trading in Mobile’s common stock is subject to the “penny stock” rules.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends Mobile’s common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Mobile’s securities, which could severely limit their market price and liquidity of Mobile’s securities.  The application of the “penny stock” rules may affect your ability to resell Mobile’s securities.

Page - 9

Item 6.  Selected Financial Data.

Mobile is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF MOBILE DATA CORP. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Mobile was incorporated in the State of Nevada on July 13, 2005.  On January 6, 2010, the company changed its name from “Endeavor Explorations Inc.” to “Mobile Data Corp.”

During part of the fiscal period ended October 31, 2009, Mobile was a startup exploration stage company without operations.  Subsequently, management decided to expand Mobile’s focus and identify and assess new projects for acquisition purposes that are more global in nature and technology-based.

MDC GPS Technology

In October 2009, Mobile entered into a letter of intent dated September 29, 2009 with Spidex Technologies (the “Letter of Intent”) for the acquisition of all of the right, title and interest in a mobile data technology for Smartphones (the “Technology”), also known as MDC GPS technology.  See Exhibit 10.3 – Letter of Intent for more details.

After conducting its due diligence on the Technology, Mobile entered into an asset purchase agreement dated October 27, 2009 with Spidex Technologies for the acquisition of all of the right, title and interest in the Technology.  See Exhibit 10.4 – Asset Purchase Agreement for more details.

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

Page - 10

To become profitable and competitive, Mobile needs to develop and advance the Technology to a point where it can be sold commercially.  To achieve this goal, management has prepared the following phases for its plan of operation for the next 12 months.

Phase 1 - Develop the Technology (9 months)

Mobile has developed the first client software for all BlackBerry GPS enabled smartphones.  Mobile has also developed server software which can receive data from all  BlackBerry GPS enabled smartphones .  Thirdly, Mobile has developed a server based web application to provide a location based service.  As of the date of this annual report, Mobile has spent approximately $62,771 for this phase.

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

Risk Factors

An investment in Mobile’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Mobile’s Form SB-2/A filed on April 4, 2007 and Mobile’s Form 10-KSB filed on October 30, 2007 and Mobile’s Form 10-K filed on November 2, 2009.

Financial Condition

As at July 31, 2010, Mobile had a cash balance of $8,759.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Mobile’s common stock or sale of its assets.  If Mobile is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Mobile.  Mobile does not have any financing arranged and Mobile cannot provide investors with any assurance that Mobile will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Mobile’s business will fail.

Based on the nature of Mobile’s business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that very few technology companies in the development stage ultimately develop, market, and successfully sell their products.  Mobile’s future financial results are also uncertain due to a number of factors, some of which are outside its control.  These factors include, but are not limited to:

•	Mobile’s ability to raise additional funding;
•	the competitive market for similar technology and the pricing of such technology;
•	the results of Mobile’s proposed research and development on its Technology; and
•	Mobile’s ability to find joint venture partners for the development of its Technology.

Due to Mobile’s lack of operating history and present inability to generate revenues, Mobile’s auditors have stated their opinion that there currently exists a substantial doubt about Mobile’s ability to continue as a going concern.  Even if Mobile completes its proposed phases of its plan of operation, and it is successful in developing and marketing the Technology, Mobile will have to spend substantial funds on further research and development and marketing before it will know whether is plan of operation will be successful.

Page - 11

Functional Currency

Mobile’s functional currency is the United States dollar.  Mobile has determined that its functional currency is the United States dollar for the following reasons:

●       Mobile’s current and future financings are and will be in United States dollars;
●      Mobile maintains a majority of its cash holdings in United States dollars;
●      any potential sales of the Technology will be undertaken in United States dollars;
●      a majority of Mobile’s administrative expenses are undertaken in United States dollars; and
●      all cash flows are generated in United States dollars.

Liquidity

Mobile’s internal sources of liquidity will be loans that may be available to Mobile from management.  Management has previously loaned Mobile donated services and rent.  Though Mobile has no written arrangements with any of its directors or officers, Mobile expects that the directors or officers will provide Mobile with internal sources of liquidity, if it is required.

Also, Mobile’s external sources of liquidity will be private placements for equity conducted outside the United States.  During the year end covered by this annual report, Mobile did not complete any definitive arrangements for any external sources of liquidity.

Capital Resources

As of July 31, 2010, Mobile had total assets of $69,801, consisting of cash, prepaid expenses, and intellectual property, and total liabilities of $338,309 for a net working capital of $(268,508), compared with a net working capital of $(204,947) as of July 31, 2009.  The primary reason for the decrease in the net working capital was the increase in promissory notes payable.  The assets consisted of $8,759 in cash, $3,591 in prepaid expenses, and $57,451 in intellectual property.  The liabilities consisted of $48,989 in accounts payable and accrual liabilities, $276,000 in promissory notes payable, and $13,320 due to related parties.

There are no assurances that Mobile will be able to achieve further sales of its common stock or any other form of additional financing.  If Mobile is unable to achieve the financing necessary to continue its plan of operations, then Mobile will not be able to continue its development of the Technology and its business will fail.

Cash Flow From Operating Activities

For the fiscal year ended July 31, 2010, the net loss in cash flow from operating activities increased to $109,886 compared with $68,362 for the same period in the previous fiscal year.

At July 31, 2010, Mobile had cash of $8,759.  During the fiscal year ended July 31, 2010, Mobile used $109,886 in cash for operating activities.  The increase in use of cash for operating activities was due to an increase in accounts payables and accrual liabilities, foreign exchange, and prepaid expenses.

Cash Flow From Investing Activities

Cash flow from investing activities was $(5,000) for the fiscal year ended July 31, 2010 as compared with $nil of cash used for the same period in the previous fiscal year.

Page - 12

Cash Flow From Financing Activities

Net cash flows provided by financing activities increased to $121,980 for the fiscal year ended July 31, 2010 as compared with financing activities of $58,995 for the same period in the previous fiscal year, primarily as a result of the decrease in long-term debt and an increase in proceeds from promissory notes payable.

Results of Operation for the Year Ended July 31, 2010

Mobile has had no operating revenues since its inception on July 13, 2005, through to July 31, 2010.  Mobile’s activities have been financed from the proceeds of share subscriptions and debt financings.  From its inception, on July 13, 2005, to July 31, 2010 Mobile has raised a total of $46,800 from private offerings of its common stock.

Mobile has not attained profitable operations and is dependent upon obtaining financing to pursue future acquisitions.  For these reasons, there is substantial doubt that Mobile will be able to continue as a going concern.

References to the discussion below to fiscal 2010 are to Mobile’s fiscal year ended on July 31, 2010.  References to fiscal 2009 are to Mobile’s fiscal year ended July 31, 2009.

	Accumulated from July 13, 2005 (Date of Inception) to July 31, 2010 $	For the Year Ended July 31, 2010 $	For the Year Ended July 31, 2009 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	–

Expenses

Amortization of intellectual property	19,549	19,549	-
Development Costs	62,771	62,771	-
Finance charges	382,873	181,243	97,585
Mineral property costs	45,358	391	29,600
Office and other administration expenses	200,241	71,338	36,305

Net Loss	(710,792)	(335,292)	(163,490)

Development Costs

Development costs include costs for software development and testing.

Mineral Property Costs

Mineral property costs incurred during fiscal 2010 were attributable to the payments made to maintain title to Mobile’s mineral claims.  A total of $391 was spent on Mobile’s exploration program on the Martin Lake Claims.

Finance Charges

Finance charges include the beneficial conversion features of $181,243 for the promissory note.

Page - 13

Office and Administration Expenses

Office and other administration expenses includes office rent and professional expenses, which include legal, accounting and auditing expenses associated with Mobile’s corporate organization, the preparation of Mobile’s financial statements and Mobile’s continuous disclosure filings with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

Mobile has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Mobile had no contingencies or long-term commitments at July 31, 2010.

Tabular Disclosure of Contractual Obligations

Mobile is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Overview and Anticipated Expenses

Management anticipates spending approximately $1,000,000 on the development, marketing and sales of the Technology in the next 12 months.  However, the amount to be spent on the Technology will depend on whether Mobile conducts the development on the Technology itself or whether Mobile enters into a joint venture with another party to assist with some or the entire development on the Technology.

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

Critical Accounting Policies

Mobile’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of Mobile’s financial statements is critical to an understanding of Mobile’s financial statements.

Use of Estimates
The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Mobile regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations.  Mobile bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by Mobile may differ materially and adversely from Mobile’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Page - 14

Financial Instruments
The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  Mobile’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates.  The financial risk is the risk to Mobile’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, Mobile does not use derivative instruments to reduce its exposure to foreign currency risk.

Stock Based Compensation
Mobile accounts for stock based compensation arrangements using a fair value method and records such expenses on a straight-line basis over the vesting period.

To date Mobile has not adopted a stock option plan and has not granted any stock options.

Mineral Property Costs
Mineral property acquisition costs are capitalized.  Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified.  Mineral properties are reviewed for impairment whenever events and changes in circumstances indicate that the carrying amount may be impaired.  In performing the review for impairment, Mobile estimates the future cash flows expected to result from use of the asset or its eventual disposition. If the fair value exceeds the carrying value an impairment loss is recognized.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Mobile is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 15

Item 8.                      Financial Statements and Supplementary Data.

MOBILE DATA CORP.
(formerly Endeavor Explorations Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2010

Page - 16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Mobile Data Corp. (Formerly Endeavor Explorations Inc.):

We have audited the accompanying balance sheets of Mobile Data Corp. (a development stage company) as of July 31, 2010 and 2009 and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and the period from July 13, 2005 (inception) through July 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Mobile Data Corp. as of July 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from July 13, 2005 (inception) through July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
October 29, 2010

MOBILE DATA CORP.
(formerly Endeavor Explorations Inc.)
(A Development Stage Company)
BALANCE SHEETS

	July 31,	July 31,
	2010	2009

ASSETS

CURRENT
Cash	$8,759	$1,665
Prepaid expenses	3,591	4,020
	12,350	5,685

Intellectual property (Note 4)	57,451	-
	$69,801	$5,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrual liabilities	$48,989	$24,751
Promissory notes payable (Note 5)	276,000	178,541
Due to related parties (Note 6)	13,320	7,340
	338,309	210,632

STOCKHOLDERS’ DEFICIT
Common stock (Note 7)
Authorized:
75,000,000 common shares, $0.001 par value
Issued and outstanding:
23,940,900 common shares (July 31, 2009 – 21,040,000)	23,941	21,040
Additional paid-in capital	418,343	149,513
Deficit accumulated during the development stage	(710,792)	(375,500)
	(268,508)	(204,947)

	$69,801	$5,685
CONTINGENCY (Note 1) COMMITMENT (Note 5) SUBSEQUENT EVENTS (Note 9)

The accompanying notes are an integral part of these financial statements.

MOBILE DATA CORP.
(formerly Endeavor Explorations Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative from
			July 13, 2005
	Year ended	Year ended	(Inception) to
	July 31,	July 31,	July 31,
	2010	2009	2010

Expenses
Amortization of intellectual property (Note 4)	$19,549	$-	$19,549
Development costs (Note 4)	62,771	-	62,771
Finance charges (Note 5)	181,243	97,585	382,873
Mineral property costs (Note 3)	391	29,600	45,358
Office and other administration expenses	71,338	36,305	200,241

Net loss	$(335,292)	$(163,490)	$(710,792)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	23,129,670	30,728,022

The accompanying notes are an integral part of these financial statements.

MOBILE DATA CORP.
(formerly Endeavor Explorations Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative from
	Year ended July 31,	Year ended July 31,	July 13, 2005 (Inception) to July 31,
	2010	2009	2010

Cash Flow From Operating Activities
Net loss	$(335,292)	$(163,490)	$(710,792)
Non-cash items:
Amortization of intellectual property	19,549	-	19,549
Foreign exchange	(53)	(8,435)	(8,489)
Finance charges	181,243	97,585	382,873
Non-cash working capital items:
Prepaid expenses	429	(820)	(3,591)
Accounts payable and accrual liabilities	24,238	6,798	48,989
Net cash used in operations	(109,886)	(68,362)	(271,461)

Cash Flow From Investing Activities
Acquisition of intellectual property	(5,000)	-	(5,000)
Acquisition of mineral property	-	-	(288,824)
Net cash used in investing activities	(5,000)	-	(293,824)

Cash Flow From Financing Activities
Advances from related party	5,980	7,320	13,320
Long-term debt, net	-	(33,365)	218,916
Issuance of capital stock	-	-	46,800
Repurchase shares for cancellation	-	-	(1)
Proceeds from promissory notes payable	116,000	85,000	295,009
Net cash provided by financing activities	121,980	58,955	574,044

Increase (decrease) in cash	7,094	(9,407)	8,759

Cash, beginning	1,665	11,072	-

Cash, ending	$8,759	$1,665	$8,759

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash items:
Shares issued for acquisition of intellectual property	$72,000	$-	$72,000
Shares issued for mineral property	$-	$-	$7,000,000
Shares issued on conversion of debt	$18,488	$-	$18,488

The accompanying notes are an integral part of these financial statements.

MOBILE DATA CORP.
(formerly Endeavor Explorations Inc.)
(A development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
for the period July 13, 2005 (Inception) to July 31, 2010

				Deficit
				Accumulated
			Additional	During the	Obligation to
	Common Shares		Paid-in	Development	Issue
	Number	Par Value	Capital	Stage	Shares	Total

Balance, July 13, 2005	-	$-	$-	$-	$-	$-
Capital stock issued for cash:
- July 14, 2006 at $0.001 per share	3,000,000	3,000	-	-	-	3,000
- July 14, 2006 at $0.0056 per share	4,250,000	4,250	19,550	-	-	23,800
Net loss	-	-	-	(8,446)	-	(8,446)
Balance, July 31, 2006	7,250,000	7,250	19,550	(8,446)	-	18,354
Net loss	-	-	-	(16,454)	-	(16,454)
Balance, July 31, 2007	7,250,000	7,250	19,550	(24,900)	-	1,900

- August 17, 2007 convertible	-	-	4,600	-	-	4,600
promissory note
- November 1, 2007 stock	21,750,000	21,750	(21,750)	-	-	-
dividend (3:1)
- November 30, 2007 repurchase	(8,000,000)	(8,000)	7,999	-	-	(1)
and cancellation of shares
- December 14, 2007 convertible	-	-	14,409	-	-	14,409
promissory note
- January 18, 2008 issuance of	10,000,000	10,000	6,990,000	-	-	7,000,000
shares in consideration of the
purchase of mineral property
- Accretion expenses of long-term	-	-	115,416	-	-	115,416
debt
- January 23, 2008 private	-	-	-	-	20,000	20,000
placement at $0.50 per share
- March 17, 2008 convertible	-	-	25,000	-	-	25,000
promissory note
- April 15, 2008 convertible	-	-	25,000	-	-	25,000
promissory note
- May 21, 2008 convertible	-	-	25,000	-	-	25,000
promissory note
Net Loss	-	-	-	(187,110)	-	(187,110)
Balance, July 31, 2008	31,000,000	31,000	7,205,224	(212,010)	20,000	7,044,214

- August 14, 2008 convertible	-	-	85,000	-	-	85,000
promissory note
- October 29, 2008 issuance of	40,000	40	19,960	-	(20,000)	-
shares in consideration for private
placement on January 23, 2008
-Cancellation of shares	(10,000,000)	(10,000)	10,000	-	-	-
-Write off of mineral properties	-	-	(7,288,824)	-	-	(7,288,824)
-Debt forgiven	-	-	118,153	-	-	118,153
Net loss	-	-	-	(163,490)	-	(163,490)
Balance, July 31, 2009	21,040,000	21,040	149,513	(375,500)	-	(204,947)

- October 8, 2009 convertible	-	-	10,688	-	-	10,688
promissory note
- October 27, 2009 issuance of	1,000,000	1,000	71,000	-	-	72,000
shares in consideration for
purchase of intellectual property
- November 19, 2009 convertible	1,900,900	1,901	16,587	-	-	18,488
promissory notes
- November 19, 2009 convertible	-	-	8,000	-	-	8,000
promissory note
- December 16, 2009 convertible	-	-	12,000	-	-	12,000
promissory note
- December 16, 2009 convertible	-	-	145,100	-	-	145,100
promissory note re-issuance
- March 1, 2010 convertible	-	-	5,455	-	-	5,455
promissory note
Net loss	-	-	-	(335,292)	-	(335,292)
Balance, July 31, 2010	2 1,940,900	$23,941	$418,343	$(710,792)	$-	$(268,508)

The accompanying notes are an integral part of these financial statements.

MOBILE DATA CORP.
(formerly Endeavor Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

1.	NATURE AND CONTINUANCE OF OPERATIONS

Nature of Business

The Company was incorporated in the State of Nevada on July 13, 2005. The Company is a development stage company. The Company was in the business of acquiring, exploring and developing mineral properties and now in the business of acquiring new technologies for development and marketing. Effective January 6, 2010, the Company changed its name to Mobile Data Corp. to reflect the Company’s new direction.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of July 31, 2010, the Company has not yet generated any revenue or achieved profitable operations and has accumulated a deficit of $710,792. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes (see note 9) and/or a private placement of common stock.

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

MOBILE DATA CORP.
(formerly Endeavor Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

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

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

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

Financial Instruments

The fair value of the Company's financial instruments, consisting of cash, accounts payable, promissory notes payable and amount due to related parties is estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Foreign Currency Translations

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

MOBILE DATA CORP.
(formerly Endeavor Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Stock Based Compensation

The Company accounts for stock based compensation arrangements using a fair value method.

Use of Estimates

The preparation of financial  statements  in  conformity  with US GAAP  requires  management  to  make  estimates  and assumptions  that  affect the  reported  amounts of assets and  liabilities  and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. The Company regularly evaluates estimates and assumptions. The Company  bases its  estimates  and  assumptions  on  current  facts,  historical experience and various other factors that it believes to be reasonable under the circumstances,  the results of which form the basis for making  judgments  about the  carrying  values of assets  and  liabilities  and the  accrual of costs and expenses that are not readily  apparent from other  sources. The actual results experienced  by the  Company  may  differ  materially  and  adversely  from  the Company's  estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of mineral property and intellectual property, and deferred income tax rates and timing of the reversal of income tax differences.

Long-lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.

Intangible Assets

The Company provides for amortization on intangible assets over a three year period on a straight line basis.

Recent Accounting Pronouncements

Recent pronouncements issued by FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

MOBILE DATA CORP.
(formerly Endeavor Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

3.	MINERAL PROPERTY

Martin Lake Properties
On January 18, 2008, the Company purchased a 100% interest in eight mineral claims known as Martin Lake Properties located in the Uranium City area of Northern Saskatchewan, Canada.  Under the terms of the purchase agreement, the Company must make a cash payment of $290,000 CAD and issue 10,000,000 shares of common shares as follows:

i)	$9,889 ($10,000 CAD) initial payment upon closing (paid);

ii)	10,000,000 shares of the Company’s common stock upon closing (issued); and

iii)
$276,500 ($280,000 CAD) future payments comprised of an $11,850 ($12,000 CAD) payment ninety-two days after the date of closing and every ninety-two days after that date to a maximum of $276,500 ($280,000 CAD).

On July 21, 2009 the Company entered into an agreement with the vendors of the mineral property, one who was the Company’s former president, to return the mineral property in return for the cancellation of 10,000,000 shares issued, with a fair value of $7,000,000 at issuance, on the acquisition of the mineral property (Notes 6 and 7). In addition, the outstanding long term debt of $118,153 due on the property acquisition was forgiven. As part of this transaction the former president resigned. As this transaction was with a related party and resulted in a re-organization of the Company, the resulting loss was recorded as a   component of shareholders’ deficit.

4.	INTELLECTUAL PROPERTY

On October 27, 2009, the Company entered into an Asset Purchase Agreement with Spidex Technologies (“Spidex”) to acquire the following intellectual assets from Spidex:

a)	MDC GPS Trademark for mobile data technology, which is a software application that can run on GPS enabled Smartphones;

b)	Domain Names: MOBILEDATACORP.COM; and

c)	Proprietary Code, which is an experimental Java source code that can send GPS data to a server.

The purchase price consists of a payment of $5,000 and the issuance of 1,000,000 shares of the Company with a fair value of $72,000 (Note 7). The Company incurred legal expenses of $10,000 relating to this acquisition which was expensed during the year ended July 31, 2010.

The intellectual property is amortized over a useful life of three years and $19,549 (July 31, 2009 - $Nil) was expensed during the year ended July 31, 2010.

MOBILE DATA CORP.
(formerly Endeavor Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

4.	INTELLECTUAL PROPERTY – cont’d

The Company retained Spidex to provide services to further develop and commercialize the purchased assets for $12,000 per month for a period of one year starting from October 27, 2009. For the year ended July 31, 2010, $36,000 was paid to Spidex and recorded as development costs. As of April 8, 2010, the Company cancelled the services with Spidex. In terms of the Asset Purchase Agreement, the Company is obligated to issue Spidex a license to utilize the intellectual property in the event the Company terminates the service agreement. The terms of the license agreement is to be negotiated between the Company and Spidex. To July 31, 2010, the license agreement terms have not been negotiated and the Company has not granted Spidex the license.

5.	CONVERTIBLE PROMISSORY NOTES PAYABLE

Balance at July 31, 2008	$94,009
August 14, 2008 convertible note issued (a)	85,000
Translation gain	(468)
Balance at July 31, 2009	178,541
October 8, 2009 convertible note issued (b)	28,500
November 19, 2009 convertible note issued (c)	20,000
November 19, 2009 converted to shares (d)	(4,600)
November 19, 2009 converted to shares (d)	(13,888)
December 16, 2009 convertible notes issued (e)	15,000
March 1, 2010 convertible note issued (g)	20,000
May 4, 2010 convertible note issued (h)	10,000
June 22, 2010 convertible note issued (i)	10,000
July 27, 2010 convertible note issued (j)	12,500
Translation gain	(53)
Balance at July 31, 2010	$276,000

a)
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

MOBILE DATA CORP.
(formerly Endeavor Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

5.	CONVERTIBLE PROMISSORY NOTES PAYABLE – Cont’d

b)
On October 8, 2009, the Company issued a convertible promissory note with a principal amount of $28,500. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted, at the discretion of the lender, to one share of the Company for each $0.08 outstanding in principal. At conversion, the maximum number of shares that will be issued is 356,250. The beneficial conversion feature of $10,688 was expensed as a finance charge.

c)
On November 19, 2009, the Company issued a convertible promissory note with a principal amount of $20,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted, at the discretion of the lender, to one share of the Company for each $0.05 outstanding in principal. At conversion, the maximum number of shares that will be issued is 400,000. The beneficial conversion feature of $8,000 was expensed as a finance charge.

d)
On November 19, 2009, the Company issued 1,900,900 shares on the conversion of convertible promissory notes issued  to the Company’s president for amounts of $4,600 issued on August 17, 2007 and $13,888 (CDN$15,000) issued on December 14, 2007.

e)
On December 16, 2009, the Company issued two convertible promissory notes with a principal amount of $15,000. The notes are unsecured, payable on demand and do not bear any interest. The notes, or any part thereof, can be converted, at the discretion of the lenders, to one share of the Company for each $0.05 outstanding in principal. At conversion, the maximum number of shares that will be issued is 300,000. The beneficial conversion feature of $12,000 was expensed as a finance charge.

f)
On December 16, 2009, the Company issued two new convertible promissory notes of $133,500 and $75,000 to replace promissory notes issued previously. The notes are unsecured, payable on demand and do not bear any interest. The notes, or any part thereof, can be converted to one share of the Company for each $0.05 outstanding in principal. Among the original convertible promissory notes, $160,000 was convertible into one share of the Company for each $0.50 outstanding in principal, $28,500 was convertible into one share of the Company for each $0.08 outstanding in principal and $20,000 was convertible into one share of the Company for each $0.05 outstanding in principal. At conversion, the maximum number of shares that will be issued is 4,170,000. The beneficial conversion feature of $145,100 was expensed as a finance charge.

MOBILE DATA CORP.
(formerly Endeavor Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

5.           CONVERTIBLE PROMISSORY NOTES PAYABLE – Cont’d

g)
On March 1, 2010, the Company issued a convertible promissory note with a principal amount of $20,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted, at the discretion of the lender, to one share of the Company for each $0.11 outstanding in principal. At conversion, the maximum number of shares that will be issued is 181,818. The beneficial conversion feature of $5,455 was expensed as a finance charge.

h)
On May 4, 2010, the Company issued a convertible promissory note with a principal amount of $10,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted, at the discretion of the lender, to one share of the Company for each $0.05 outstanding in principal. At conversion, the maximum number of shares that will be issued is 200,000. There was no beneficial conversion feature resulting from this issuance as the conversion prices equalled to market price on the issuance date.

i)
On June 22, 2010, the Company issued a convertible promissory note with a principal amount of $10,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted, at the discretion of the lender, to one share of the Company for each $0.05 outstanding in principal. At conversion, the maximum number of shares that will be issued is 200,000. There was no beneficial conversion feature resulting from this issuance as the conversion prices equalled to market price on the issuance date.

j)
On July 27, 2010, the Company issued a convertible promissory note with a principal amount of $12,500. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted, at the discretion of the lender, to one share of the Company for each $0.05 outstanding in principal. At conversion, the maximum number of shares that will be issued is 250,000. There was no beneficial conversion feature resulting from this issuance as the conversion price equalled to market price on the issuance date.

6.      RELATED PARTY TRANSACTIONS

The Company has a balance owing to a director in the amount of $13,320 as at July 31, 2010 (July 31, 2009: $7,340). The amount is non-interest bearing, unsecured, with no stated terms of repayment.

During the year ended July 31, 2009, the Company returned mineral properties to its former president in return for cancellation of shares and the forgiveness of debt (Notes 3 and 7).

The related party transactions are measured at the exchange amount, which represent the amounts agreed to between the related parties.

MOBILE DATA CORP.
(formerly Endeavor Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

7.      COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

On January 23, 2008, the company received $20,000 for 40,000 common shares at $0.50 per share in accordance with a private placement.  These shares were issued on Oct 29, 2008.

On July 31, 2009, 10,000,000 shares were surrendered by the former president of the Company (Notes 3 and 6). These shares were cancelled before July 31, 2009.

On October 27, 2009, 1,000,000 shares were issued in consideration for the purchase of intellectual property for a fair value of $72,000 (Note 4).

On November 19, 2009, 1,900,900 shares were issued on the conversion of promissory notes into shares at $0.01 per share (Note 5).

At July 31, 2010 (July 31, 2009 – nil), there were no outstanding stock options or warrants.

8.	INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision are as follows:

	2010	2009

Loss before income taxes	$(335,292)	$(163,490)
Statutory tax rate	35%	35%

Expected recovery of income taxes computed at standard rates	117,352	57,221
Non-deductible item	(64,435)	(34,155)
Change in valuation allowance	(53,917)	(23,066)

Income tax provision	$-	$-

The approximate tax effect of the temporary difference that gives rise to the Company’s deferred tax asset is as follows:

	2010	2009
Components of deferred tax assets and liabilities:
Non capital loss carry forwards	$369,881	$315,964
Less: valuation allowance	(369,881)	(315,964)

Net deferred tax asset	$-	$-

MOBILE DATA CORP.
(formerly Endeavor Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

8.           INCOME TAXES – cont’d

The Company has available net operating loss carry forwards of approximately $1,056,000 (2009: $902,000) for tax purposes to offset future taxable income, which expires beginning 2026. The potential deferred tax benefits of these losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

The Company has not filed income tax returns since inception in the United States.  The taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

9.	SUBSEQUENT EVENTS

On August 17, 2010, the Company signed a convertible promissory note for a principal amount of $10,000.  The note is interest free, payable on demand, and each $0.08 of principal can be converted into one common share of the Company.

On August 23, 2010, the Company signed a convertible promissory note for a principal amount of $10,000.  The note is interest free, payable on demand, and each $0.08 of principal can be converted into one common share of the Company.

On September 10, 2010, the Company signed a convertible promissory note for a principal amount of $25,000.  The note is interest free, payable on demand, and each $0.07 of principal can be converted into one common share of the Company.

On September 24, 2010, the Company signed a promissory note for a principal amount of $2,000 with a director of the Company.  The note bears interest rate of 8% per annum and is unsecured and payable on demand.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Mobile’s accountants on accounting and financial disclosure.  Mobile’s Independent Registered Public Accounting Firm from inception to the current date is Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, 1500 - 1140 West Pender Street, Vancouver, British Columbia, V6E 4G1, Canada.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Mobile’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Mobile’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Mobile’s management concluded, as of the end of the period covered by this report, that Mobile’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was not accumulated or communicated to management to allow timely decisions regarding required disclosure, for the reasons listed below in management’s report on internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A.  Mobile’s internal control over financial reporting is a process designed under the supervision of Mobile’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Mobile’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Mobile’s assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Mobile’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Mobile’s annual or interim financial statements will not be prevented or detected on a timely basis.

Page - 31

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Mobile’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Mobile’s Chief Financial Officer in connection with the audit of its financial statements as of July 31, 2010 and these matters were communicated to its management.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of July 31, 2010, Mobile’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

However, management believes that the material weaknesses set forth above did not have an affect on Mobile’s financial results.  Management also believes that the lack of a functioning audit committee and lack of a majority of outside directors on Mobile’s board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

Mobile is committed to improving its financial organization.  As part of this commitment and when funds are available, Mobile will create a position within Mobile’s accounting and finance team to segregate duties consistent with its control objectives and will increase its personnel resources and technical accounting expertise within the accounting function by:  i) appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of Mobile resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; and ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on Mobile’s Board.  In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses:  (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.  Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department.  Additional personnel will also provide the cross training needed to support Mobile if personnel turn-over issues within the department occur.  This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues Mobile may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of Mobile’s internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Mobile’s independent auditors have not issued an attestation report regarding Mobile’s internal control over financial reporting.  As a result, this annual report does not include such a report.  Mobile was not required to have, nor has Mobile, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit Mobile to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in Mobile’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended July 31, 2010, that materially affected, or are reasonably likely to materially affect, Mobile’s internal control over financial reporting.

Page - 32

Item 9B.  Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K, Mobile reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

(a)           Identify Directors and Executive Officers

Each director of Mobile holds office until (i) the next annual meeting of the stockholders, (ii) their successor has been elected and qualified, or (iii) the director resigns.

Mobile’s management team is listed below.

Officer’s Name	Mobile Data Corp.
Steven Cozine	Director, President and CEO
Belkis Jimenez Rivero	Director, CFO, Treasurer, and Corporate Secretary

Steven Cozine ●  Mr. Cozine (45 years old) has been a director, and the President and Chief Executive Officer of Mobile since January 2010.  Mr. Cozine has been the CFO and a director of Madison Explorations, Inc, since June 2007.    From February 2005 to March 2007 Mr. Cozine served as the primary officer and director of Zandaria Ventures Inc., a U.S. reporting public company.  From May 1993 to August 1999 Mr. Cozine was a director of Kelso Technologies, Inc., (a British Columbia reporting company), which he rejoined in Fall 2006 as a Vice President.  Mr. Cozine has over 18 years of experience as a director and officer of publicly listed companies, serving in the both product development, marketing, and corporate communications roles.  Since 2001, Mr. Cozine has been an independent consultant working with public companies.  Mr. Cozine intends to devote approximately 15% of his business time to the affairs of Mobile.

Belkis Jimenez Rivero ●  Ms. Jimenez Rivero (41) has been a director and the CFO, treasurer, and corporate secretary of Mobile since July 2005 and was the President and CEO of Mobile from July 2009 to January 2010.  Ms. Jimenez Rivero has been the President of Belkis Fashions, a private boutique fashion design, manufacturer and distribution company in Vancouver, British Columbia since May 1999.  Ms. Jimenez Rivero does not have any professional training or technical credentials in the exploration, development and operation of mines.  Ms. Jimenez Rivero intends to devote approximately 20% of her business time to the affairs of Mobile.

(b)           Identify Significant Employees

Mobile has no significant employees other than the directors and officers of Mobile.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Mobile to become directors or executive officers.

(d)           Involvement in Certain Legal Proceedings

During the past ten years, none of Mobile’s directors or officers has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

●
found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

●
found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

▪	any Federal or State securities or commodities law or regulation; or
▪
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

▪	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Page - 33

(e)           Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Mobile is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the non-filing of a Form 5 by Walter Stunder.

(f)           Nomination Procedure for Directors

Mobile does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  Mobile has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g)           Audit Committee Financial Expert

Mobile has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  Mobile’s Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee.  Mobile’s Board of Directors has determined that the cost of hiring a financial expert to act as a director of Mobile and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

(h)           Identification of Audit Committee

Mobile does not have a separately-designated standing audit committee.  Rather, Mobile’s entire board of directors perform the required functions of an audit committee.  Currently, Steven Cozine and Belkis Jimenez Rivero are the only members of Mobile’s audit committee, but neither one meets Mobile’s independent requirements for an audit committee member.  See “Item 12. (c) Director independence” below for more information on independence.

Mobile’s audit committee is responsible for: (1) selection and oversight of Mobile’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Mobile’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

As of July 31, 2010, Mobile did not have a written audit committee charter or similar document.

Page - 34

(i)           Code of Ethics

Mobile has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Mobile undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Mobile at 408-459-0916 to request a copy of Mobile’s financial code of ethics.  Management believes Mobile’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation.

Mobile has paid $nil compensation to its named executive officers during its fiscal year ended July 31, 2010.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Steven Cozine President - CEO Jan 2010 - present	2008 2009 2010	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil
Belkis Jimenez Rivero CFO Jul 2005 – present President - CEO Nov 2007 –Jan 2008 July 2009 – Jan 2010	2008 2009 2010	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Walter Stunder President - CEO Jan 2008 - July 2009	2008 2009 2010	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a
Robin Forshaw CEO Jul 2005 – Nov 2007	2008 2009 2010	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a

Since Mobile’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Mobile and any of its directors whereby such directors are compensated for any services provided as directors.

Page - 35

There are no employment agreements between Mobile and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Mobile or from a change in a named executive officer’s responsibilities following a change in control.

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Belkis Jimenez Rivero 601 – 980 Cooperage Way Vancouver, British Columbia V6B 0C3 Canada	5,900,900	24.6%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 23,940,900 shares of common stock issued and outstanding as of October 29, 2010.

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common stock	Steven Cozine 701-1460 Barclay Street Vancouver, British Columbia V6G 1J5 Canada	0	0%
common stock	Belkis Jimenez Rivero 601 – 980 Cooperage Way Vancouver, British Columbia V6B 0C3 Canada	5,900,900	24.6%
common stock	Directors and Executive Officers (as a group)	5,900,900	24.6%
[1] Based on 23,940,900 shares of common stock issued and outstanding as of October 29, 2010.

(c)           Changes in Control

Management is not aware of any arrangement that may result in a change in control of Mobile.

Item 13.  Certain Relationships and Related Transactions.

(a)           Transactions with Related Persons

Since the beginning of Mobile’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Mobile was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Mobile’s total assets at year-end for the last three completed fiscal years, except for the following:

1.	Mineral Property Purchase Agreement

On January 18, 2008, Mobile entered into a mineral property purchase agreement to acquire the Martin Lake Claims.  Pursuant to the terms of the mineral property purchase agreement, Mobile issued Walter Stunder, its CEO and President, 10 million restricted common shares and granted Mr. Stunder a ½% net smelter return as part of the consideration paid for Mobile’s 100% interest in the Martin Lake Claims.  See Exhibit 10.2 – Mineral Property Purchase Agreement for more details.

Page - 36

(b)           Promoters and control persons

During the past five fiscal years, Robin Forshaw, Walter Stunder, Belkis Jimenez Rivero, and Steven Cozine have been promoters of Mobile’s business, but none of these promoters have received anything of value from Mobile nor is any person entitled to receive anything of value from Mobile for services provided as a promoter of the business of Mobile.

(c)           Director independence

Mobile’s board of directors currently consists of Steven Cozine and Belkis Jimenez Rivero.  Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Mobile’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of Mobile or any other individual having a relationship which, in the opinion of Mobile’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Mobile in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Mobile’s stock will not preclude a director from being independent.

In applying this definition, Mobile’s board of directors has determined that neither Mr. Cozine nor Ms. Jimenez Rivero qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

As of the date of the report, Mobile did not maintain a separately designated compensation or nominating committee.
Mobile has also adopted this definition for the independence of the members of its audit committee.  Steven Cozine and Belkis Jimenez Rivero serve on Mobile’s audit committee.  Mobile’s board of directors has determined that neither Mr. Cozine nor Ms. Jimenez Rivero are “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and are not “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 14.  Principal Accounting Fees and Services

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Mobile’s audit of consolidated annual financial statements and for review of financial statements included in Mobile’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010 - $21,000 – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants
2009 - $21,735 – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Mobile’s consolidated financial statements and are not reported in the preceding paragraph:

2010 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants
2009 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 - $1,500 – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants
2009 - $1,500 – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

Page - 37

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants
2009 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

(6)  The percentage of hours expended on the principal accountant’s engagement to audit Mobile’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Item 15.  Exhibits, Financial Statement Schedules.

1.           Financial Statements

Consolidated financial statements of Mobile Date Corp. have been included in Item 8 above.

2.           Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

3.           Exhibits

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Mobile’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-52598 and SEC File Number 333-140779.

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

Page - 38

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Mobile Data Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MOBILE DATA CORP.

By:               /s/ Steven Cozine
Name:         Steven Cozine
Title:           Director and CEO
Dated:         October 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Mobile Data Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Steven Cozine	President, Chief Executive Officer, Principal Executive Officer, Member of the Board of Directors	October 29, 2010
/s/ Belkis Jimenez Rivero	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, and Corporate Secretary Member of the Board of Directors	October 29, 2010

Page - 39

Exhibit 31

Page - 40

MOBILE DATA CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven Cozine, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending July 31, 2010 of Mobile Data Corp.;

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

Date:  October 29, 2010

/s/ Steven Cozine
Steven Cozine

Chief Executive Officer

Page - 41

MOBILE DATA CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Belkis Jimenez Rivero, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending July 31, 2010 of Mobile Data Corp.;

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

Date:  October 29, 2010

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero

Chief Financial Officer

Page - 42

Exhibit 32

Page - 43

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mobile Data Corp. (the “Company”) on Form 10-K for the period ending July 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Cozine, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven Cozine
Steven Cozine

Chief Executive Officer

October 29, 2010

Page - 44

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mobile Data Corp. (the “Company”) on Form 10-K for the period ending July 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Belkis Jimenez Rivero, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero

Chief Financial Officer

October 29, 2010

Page - 45