Form 10-Q
period 2010-10-31
Mobile Data Corp.
filed 2010-12-15
CIK 1390134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       October 31, 2010
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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 14, 2010
common stock - $0.001 par value	30,016,528

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

MOBILE DATA CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

OCTOBER 31, 2010

Page - 2

MOBILE DATA CORP.
(Formerly Endeavor Explorations Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	October 31,	July 31,
	2010	2010

ASSETS

Current
Cash	$16,898	$8,759
Prepaid expense	9,958	3,591
	26,856	12,350
Intellectual property	51,034	57,451
	$77,890	$69,801

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrual liabilities	$57,554	$48,989
Promissory notes payable (Note 2)	331,000	276,000
Due to related parties	13,320	13,320
	401,874	338,309

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
75,000,000 common shares, $0.001 par value
Issued and outstanding:
23,940,900 common shares (July 31, 2010 – 23,940,900)	23,941	23,941
Additional paid-in capital	435,724	418,343
Deficit accumulated during the development stage	(783,649)	(710,792)
	(323,984)	(268,508)

	$77,890	$69,801
Subsequent Event (Note 3)

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.
(Formerly Endeavor Explorations Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
	Three months ended	Three months ended	July 13, 2005 (Inception) to
	October 31, 2010	October 31, 2009	October 31, 2010

Expenses
Amortization of intellectual property	$6,417	$-	$25,966
Development costs	15,739	12,000	78,510
Finance charges	17,381	10,688	400,254
Mineral property	-	391	45,358
Office and other administration expenses	33,320	28,748	233,561

Net loss	$(72,857)	$(51,827)	$(783,649)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	23,940,900	21,094,348

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.
(Formerly Endeavor Explorations Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative from
	Three months ended October 31, 2010	Three months ended October 31, 2009	July 13, 2005 (Inception) to October 31, 2010

Cash Flow From Operating Activities
Net loss	$(72,857)	$(51,827)	$(783,649)
Non-cash items:
Amortization of intellectual property	6,417	-	25,966
Foreign exchange	-	(76)	(8,489)
Finance charges	17,381	10,688	400,254
Non-cash working capital items:
Prepaid expense	(6,367)	1,005	(9,958)
Accounts payable and accrual liabilities	8,565	15,010	57,554
Net cash used in operations	(46,861)	(25,200)	(318,322)

Cash Flow From Investing Activities
Acquisition of intellectual property	-	(5,000)	(5,000)
Acquisition of mineral property	-	-	(288,824)
Net cash used in investing activities	-	(5,000)	(293,824)

Cash Flow From Financing Activities
Advances from related party	-	5,981	13,320
Issuance of long-term debt, net	-	-	218,916
Issuance of capital stock	-	-	46,800
Repurchase shares for cancellation	-	-	(1)
Proceeds from promissory notes payable	55,000	28,500	350,009
Net cash provided by financing activities	55,000	34,481	629,044

Increase in cash	8,139	4,281	16,898
Cash, beginning	8,759	1,665	-

Cash, ending	$16,898	$5,946	$16,898

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash item:
Shares issued for mineral property	$-	$-	$7,000,000
Shares issued for purchase of intellectual property	$-	$72,000	$72,000
Shares issued on conversion of debt	$-	$-	$18,448

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.

2.	CONVERTIBLE PROMISORY NOTES PAYABLE

Balance at July 31, 2010	$ 276,000
August 17, 2010 convertible promissory note issued	10,000
August 23, 2010 convertible promissory note issued	10,000
September 10, 2010 convertible promissory note issued	25,000
October 20, 2010 convertible promissory note issued	10,000
Balance October 31, 2010	$ 331,000

On August 17, 2010, the Company issued a convertible promissory note with a principal amount of $10,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted to one share of the Company for each $0.08 outstanding in principal. At conversion, the maximum number of shares that will be issued is 125,000. The beneficial conversion feature of $2,500 was expensed as finance charges during the three month ended October 31, 2010.

On August 23, 2010, the Company issued a convertible promissory note with a principal amount of $10,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted to one share of the Company for each $0.08 outstanding in principal. At conversion, the maximum number of shares that will be issued is 125,000. The beneficial conversion feature of $2,500 was expensed as finance charges during the three month ended October 31, 2010.

On September 10, 2010, the Company issued a convertible promissory note with a principal amount of $25,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted to one share of the Company for each $0.07 outstanding in principal. At conversion, the maximum number of shares that will be issued is 357,143. The beneficial conversion feature of $10,714 was expensed as finance charges during the three month ended October 31, 2010.

MOBILE DATA CORP.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010

2.	CONVERTIBLE PROMISORY NOTES PAYABLE (Cont’d)

On October 20, 2010, the Company issued a convertible promissory note with a principal amount of $10,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted to one share of the Company for each $0.06 outstanding in principal. At conversion, the maximum number of shares that will be issued is 166,667. The beneficial conversion feature of $1,667 was expensed as finance charges during the three month ended October 31, 2010.

3.	SUBSEQUENT EVENT

Subsequent to October 31, 2010, the Company issued 6,075,628 shares in settlement of convertible promissory notes with the face value of $331,000.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF MOBILE DATA CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Mobile is a development stage company in the business of acquiring new technologies for development and marketing.

Mobile was incorporated in the State of Nevada on July 13, 2005.  On January 6, 2010, the company changed its name from “Endeavor Explorations Inc.” to “Mobile Data Corp.”

During the fiscal period ended October 31, 2009, Mobile was a startup exploration stage company without operations.  Subsequently, management decided to expand Mobile’s focus and identify and assess new projects for acquisition purposes that are more global in nature and technology-based.

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

Mobile agreed to retain Spidex for a period of 12 months and to pay Spidex a monthly consulting fee of $12,000 to provide services to Mobile for the purpose of developing and advancing the Technology to a point where it can be sold commercially.  For the fiscal period ended July 31, 2010, $36,000 was paid to Spidex and recorded as development costs.  As of April 8, 2010, Mobile cancelled the services with Spidex.  Pursuant to the terms of the Asset Purchase Agreement, Mobile is obligated to issue Spidex a license to utilize the intellectual property in the event Mobile terminates the service agreement.  The terms of the license agreement is to be negotiated between Mobile and Spidex.  As of December 14, 2010, the terms of the license agreement have not been negotiated and Mobile has not yet granted Spidex the license.

Finally, pursuant to the terms and conditions of the asset purchase agreement, Spidex will be entitled to a partial royalty or partial payment if Mobile sells its interest in the Technology.

See Exhibit 10.3 – Letter of Intent and Exhibit 10.4 – Asset Purchase Agreement for more details.

Since April 2010, Mobile retained independent consultants to further develop the Technology.

Page - 8

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

Phase 1 - Develop the Technology (12 months)

During the next 12 months, Mobile will continue to expand its Technology to make it compatible with all smartphones including the Apple iPhone, Google Android and there respected competitors.  Management anticipates spending approximately $1,000,000 on the development, marketing and sales of the Technology in the next 12 months.  However, the amount to be spent on the Technology will depend on whether Mobile conducts the development on the Technology itself or whether Mobile enters into a joint venture with another party to assist with some or the entire development on the Technology.  In addition to further technology advances Mobile intends to launch a version of the technology that specifically addresses the needs of parents to track the GPS coordinates of their child’s smartphone.  Mobile is in the latter stages of its development cycle with this technology and anticipates a product launch in the winter season of 2010/2011.  During the launch of the new product Mobile will be updating its website and adding a new user interface to allow parents to track the child’s location, movements as well as receive text and e-mail alerts related to the gathered GPS data.

Mobile has developed the first client software for all BlackBerry GPS enabled smartphones.  Mobile has also developed server software which can receive data from all BlackBerry GPS enabled smartphones .  Thirdly, Mobile has developed a server based web application to provide a location based service.  As of October 31, 2010, Mobile has spent approximately $78,510 for this phase.

Phase 2 - Implement marketing strategy (9 to 18 months)

Mobile plans to start Phase 2 of its business plan, which will include an aggressive marketing campaign designed to increase consumer awareness of its core product, the MDC Tracker, line of smartphone applications.

In Phase 2, Mobile plans to (1) hire personnel for sales, marketing and customer service, (2) create a marketing strategy for the Technology and its products, and (3) implement its marketing strategy on its target market.

Mobile has budgeted approximately $250,000 for this phase and expects it to take nine months to complete with completion expected within the final three months of Mobile’s plan of operation.

Page - 9

Accounting and Audit Plan

Mobile intends to continue to have its outside consultant assist in the preparation of Mobile’s quarterly and annual financial statements and have these financial statements reviewed or audited by Mobile’s independent auditor.  Mobile’s outside consultant is expected to charge Mobile approximately $1,250 to prepare Mobile’s quarterly financial statements and approximately $1,750 to prepare Mobile’s annual financial statements.  Mobile’s independent auditor is expected to charge approximately $2,500 to review each of Mobile’s quarterly financial statements and approximately $12,000 to audit Mobile’s annual financial statements.  In the next 12 months, Mobile anticipates spending approximately $25,000 to pay for its accounting and audit requirements.

SEC Filing Plan

Mobile expects to incur filing costs of approximately $4,000 per quarter to support its quarterly and annual filings.  In the next 12 months, Mobile anticipates spending approximately $16,000 for costs to pay for three quarterly filings and one annual filing.

Risk Factors

An investment in Mobile’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Mobile’s Form S-1 filed on December 3, 2010.

Financial Condition

As at October 31, 2010, Mobile had a cash balance of $16,898.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Mobile’s common stock or sale of its GPS application software products.  If Mobile is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Mobile.  Mobile does not have any financing arranged and Mobile cannot provide investors with any assurance that Mobile will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Mobile’s business will fail.

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

Page - 10

Also, Mobile’s external sources of liquidity will be private placements for equity conducted outside the United States.  During the quarter covered by this quarterly report, Mobile did not complete any definitive arrangements for any external sources of liquidity.

Capital Resources

As of October 31, 2010, Mobile had total assets of $77,890, consisting of $16,898 in cash, $9,958 in prepaid expenses, and $51,034 in intellectual property, and total current liabilities of $401,874 for a net working capital of $(323,984), compared with a net working capital of ($268,508) as of July 31, 2010.  The liabilities consisted of $57,554 in accounts payable and accrual liabilities, $331,000 in promissory notes payable, and $13,320 due to related parties.

There are no assurances that Mobile will be able to achieve further sales of its common stock or any other form of additional financing.  If Mobile is unable to achieve the financing necessary to continue its plan of operations, then Mobile will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the three month period ended October 31, 2010, net cash used in operating activities increased to $46,861 compared with $25,200 for the same three month period in the previous fiscal year.

At October 31, 2010, Mobile had cash of $16,898.  During the three month period ended October 31, 2010, Mobile used $46,861 in cash for operating activities.  This was primarily a result of non-cash items of $6,417 in amortization of intellectual property and $17,381 in finance charges and the non-cash working capital items of $(6,367) in prepaid expenses and $8,565 in accounts payable and accrual liabilities.

Net Cash Used in Investing Activities

Net cash used by investing activities was $nil for the three month period ended October 31, 2010, as compared with $5,000 used for the same three month period in the previous fiscal year for the acquisition of the intellectual property.

Net Cash Provided By Financing Activities

Net cash flows provided by financing activities increased to $55,000 for the three month period ended October 31, 2010 as compared with financing activities of $34,481 for the same three month period in the previous fiscal year, solely as a result of proceeds from promissory notes payable of $55,000, as compared to $5,981 for advances from related parties and $28,500 from proceeds from promissory notes payable for the same three month period in the previous fiscal year.

Results of Operation for the Period Ended October 31, 2010

Mobile has had no operating revenues since its inception on July 13, 2005, through to October 31, 2010.  Mobile’s activities have been financed from the proceeds of share subscriptions and from proceeds from promissory notes.  From its inception, on July 13, 2005, to October 31, 2010 Mobile has raised a total of $46,800 from private offerings of its common stock and a total of $350,009 from proceeds from promissory notes payable.

Page - 11

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

	Three months ended October 31, 2010 $	Three months ended October 31, 2009 $	Accumulated from July 13, 2005 (Date of Inception) to October 31, 2010 $
	(unaudited)	(unaudited)	(Audited)
Revenue	–	–	–

Expenses

Amortization of intellectual property	6,417	-	25,966
Development costs	15,739	12,000	78,510
Finance charges	17,381	10,688	400,254
Mineral property costs	-	391	45,358
Office and other administration expenses	33,320	28,748	233,561

Net Loss	(72,857)	(51,827)	(783,649)

Development Costs

Development costs include costs for software development and testing.

Finance Charges

Finance charges include the beneficial conversion features of $17,381 for the promissory note.

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

Mobile had no contingencies or long-term commitments at October 31, 2010.

Tabular Disclosure of Contractual Obligations

Mobile is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 12

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

Additionally, management expects to incur legal costs of approximately $4,000 per quarter to support three quarterly 10-Q filings and $4,000 to support one annual 10-K filing.  In the next twelve months, management anticipates spending approximately $16,000 for legal costs to pay for three quarterly filings and one annual filing.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Mobile’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of October 31, 2010.

Page - 13

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Mobile’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was not accumulated or communicated to management to allow timely decisions regarding required disclosure, for the reasons listed in the “Management’s Report on Internal Control Over Financial Reporting” in Mobile’s Form 10-K for 2010.  The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Mobile’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in Mobile’s internal controls over financial reporting during the quarter ended October 31, 2010, that materially affected, or are reasonably likely to materially affect, Mobile’s internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Page - 14

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

MOBILE DATA CORP.

Dated:           December 14, 2010                                                      By:        /s/ Steven Cozine
Name:   Steven Cozine
Title:     Director and CEO
                                                                                                                             (Principal Executive Officer)

Dated:           December 14, 2010                                                      By:         /s/ Belkis Jimenez Rivero
Name:   Belkis Jimenez Rivero
Title:     Director and CFO
                                                                                                                              (Principal Financial Officer)

Page - 16

Exhibit 31

Page - 17

MOBILE DATA CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven Cozine, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending October 31, 2010 of Mobile Data Corp.;

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

Date:  December 14, 2010

/s/ Steven Cozine
Steven Cozine
Chief Executive Officer

Page - 18

MOBILE DATA CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Belkis Jimenez Rivero, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending October 31, 2010 of Mobile Data Corp.;

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

Date:  December 14, 2010

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero
Chief Financial Officer

Page - 19

Exhibit 32

Page - 20

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mobile Data Corp. (the “Company”) on Form 10-Q for the period ending October 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Cozine, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven Cozine
Steven Cozine
Chief Executive Officer
December 14, 2010

Page - 21

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mobile Data Corp. (the “Company”) on Form 10-Q for the period ending October 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Belkis Jimenez Rivero, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Belkis Jimenez Rivero
Belkis Jimenez Rivero
Chief Financial Officer
December 14, 2010

Page - 22