Form 10-Q
period 2011-01-31
Mobile Data Corp.
filed 2011-03-17
CIK 1390134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         January 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                                 to

Commission file number     000-52958

MOBILE DATA CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
2033 Gateway Place, 5th Floor, San Jose, California (Address of principal executive offices)	95110 (Zip Code)
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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 16, 2010
common stock - $0.001 par value	31,016,528

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

MOBILE DATA CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2011

Page - 2

MOBILE DATA CORP.
 (A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	January 31,	July 31,
	2011	2010

ASSETS

Current
Cash	$3,522	$8,759
Prepaid expenses	6,607	3,591
	10,129	12,350
Intellectual property	44,617	57,451
	$54,746	$69,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrual liabilities	$124,056	$48,989
Promissory notes payable (Note 2)	-	276,000
Due to related parties	13,320	13,320
	137,376	338,309

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
75,000,000 common shares, $0.001 par value
Issued and outstanding:
30,016,528 common shares (July 31, 2010 – 23,940,900)	30,017	23,941
Additional paid-in capital	760,648	418,343
Obligation to issue shares (Note 3)	20,000	-
Deficit accumulated during the development stage	(893,295)	(710,792)
	(82,630)	(268,508)

	$54,746	$69,801

Commitment (Note 4)
Subsequent event (Note 5)

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	Three	Three			from
	months	months	Six months	Six months	July 13. 2005
	ended	ended	ended	ended	(Inception to)
	January 31,	January 31,	January 31,	January 31,	January 31,
	2011	2010	2011	2010	2011

Expenses
Amortization of intellectual property	$6,417	$-	$12,834	$-	$32,383
Development costs	72,873	24,000	88,612	36,000	151,383
Finance charges	-	20,000	17,381	30,688	400,254
Mineral property cost	-	-	-	391	45,358
Office and administration expenses	30,356	17,609	63,676	46,357	263,917

Net loss	$(109,646)	$(61,609)	$(182,503)	$(113,436)	$(893,295)

Net loss per share – basic and
diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
shares outstanding – basic and
diluted	29,393,804	23,568,985	26,667,352	22,331,666

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Six months ended January 31,	Six months ended January 31,	July 13, 2005 (Inception) to January 31,
	2011	2010	2011

Cash Flow From Operating Activities
Net loss	$(182,503)	$(113,436)	$(893,295)
Non-cash items:
Amortization of intellectual property	12,834	-	32,383
Foreign exchange	-	(53)	(8,489)
Finance charges	17,381	30,688	400,254
Non-cash working capital items:
Prepaid expenses	(3,016)	1,455	(6,607)
Accounts payable and accrual liabilities	75,067	21,820	124,056
Net cash used in operations	(80,237)	(59,526)	(351,698)

Cash Flow From Investing Activities
Acquisition of intellectual property	-	(5,000)	(5,000)
Acquisition of mineral property	-	-	(288,824)
Net cash used in investing activities	-	(5,000)	(293,824)

Cash Flow From Financing Activities
Advances from related party	-	5,981	13,320
Long term debt (net)	-	-	218,916
Issuance of capital stock	-	-	46,800
Repurchase shares for cancellation	-	-	(1)
Obligation to issue shares	20,000	-	20,000
Proceeds from promissory notes payable	55,000	63,500	350,009
Net cash provided by financing activities	75,000	69,481	649,044

Increase (Decrease) in cash	(5,237)	4,955	3,522

Cash, beginning	8,759	1,665	-

Cash, ending	$3,522	$6,620	$3,522

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash item:
Shares issued for mineral property	$-	$-	$7,000,000
Shares issued for convertible promissory notes	$331,000	$18,488	$24,564
Shares issued for purchase of intellectual property assets	$-	$72,000	$72,000

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.

2.	CONVERTIBLE PROMISORY NOTES PAYABLE

Balance at July 31, 2010	$ 276,000
August 17, 2010 convertible promissory note issued	10,000
August 23, 2010 convertible promissory note issued	10,000
September 10, 2010 convertible promissory note issued	25,000
October 20, 2010 convertible promissory note issued	10,000
Balance at October 31, 2010	331,000
November 16, 2010, issuance of shares	(331,000)
Balance January 31, 2011	$ -

On August 17, 2010, the Company issued a convertible promissory note with a principal amount of $10,000. The note was unsecured and payable on demand without interest. The note was converted to one share of the Company for each $0.08 outstanding in principal. At conversion, the maximum number of shares that could be issued was 125,000. The beneficial conversion feature of $2,500 was expensed as finance charges during the six months ended January 31, 2011.

On August 23, 2010, the Company issued a convertible promissory note with a principal amount of $10,000. The note was unsecured and payable on demand without interest. The note was converted to one share of the Company for each $0.08 outstanding in principal. At conversion, the maximum number of shares that could be issued was 125,000. The beneficial conversion feature of $2,500 was expensed as finance charges during the six months ended January 31, 2011.

MOBILE DATA CORP.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

2.	CONVERTIBLE PROMISORY NOTES PAYABLE (Cont’d)

On September 10, 2010, the Company issued a convertible promissory note with a principal amount of $25,000. The note was unsecured and payable on demand without interest. The note was converted to one share of the Company for each $0.07 outstanding in principal. At conversion, the maximum number of shares that could be issued was 357,143. The beneficial conversion feature of $10,714 was expensed as finance charges during the six months ended January 31, 2011.

On October 20, 2010, the Company issued a convertible promissory note with a principal amount of $10,000. The note was unsecured and payable on demand without interest. The note was converted to one share of the Company for each $0.06 outstanding in principal. At conversion, the maximum number of shares that could be issued was 166,667. The beneficial conversion feature of $1,667 was expensed as finance charges during the six months ended January 31, 2011.

On November 16, 2010, all outstanding notes were converted to shares (Note 3).
.

3.	COMMON STOCK

On March 16, 2010, the Company issued 6,075,628 shares of common stock upon the conversion of promissory notes with a face value of $331,000 (Note 2).

During the six months ended January 31, 2011, the Company received $20,000 for the subscription of 166,667 common shares of the Company at $0.12 per share.  At January 31, 2011, this amount was recorded as an obligation to issue shares (Note 5).

4.	COMMITMENT

On October 29, 2010, the Company entered into a three year web hosting agreement.  The Company agreed to pay a monthly fee of $666 for hosting services.  The Company will be required to pay out the remaining months of the contract if it cancels the service prior to the completion of the three year term.

5.	SUBSEQUENT EVENT

Subsequent to January 31, 2011, the Company received $100,000 for the subscription of 833,333 common shares of the Company at $0.12 per share and issued 166,667 shares for $20,000 received prior to the period end (Note 3).

Management has evaluated subsequent events to its financial statement filing date of March 17, 2010.

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

Mobile has developed its Technology and created MDC-KidTracker based on the Technology.  In March 2011, MDC-KidTracker was release and all visitors to Mobile’s website, who registered for the product at www.mdctracker.com/registration.aspx, received the MDC-KidTracker application for a 30-day free evaluation.  After the 30-day free evaluation period, the MDC-KidTracker will be available through Mobile’s website, www.mobiledatacorp.com , at a cost of $4.99 per month.

The MDC-KidTracker gives parents the ability to know the location of their child’s BlackBerry SmartPhone at any given time, and by extension, the location of that child.  Mobile has developed the MDC-KidTracker so that parents have access to critical information data points to help ensure the safety, and have knowledge of the whereabouts, of their children.  As administrators of a child’s phone, parents have the ability to access Mobile’s Website and set geographic location parameters within which their child may move without concern, as well as, speed parameters.  Should the child go outside of the boundaries or exceed the set speed limit set by the parent, they will automatically be notified that the child’s BlackBerry Smartphone has moved outside of the set parameters.  Such notification will take the form of an instant e-mail alert.  Parents can then go to the administration page through mobile’s website to find out the current location as well as direction and speed the child is travelling, if that’s the case.

The MDC-Tracker is a software application that tracks the location history of a  BlackBerry SmartPhone over programmable specified time frames for business and human asset management reporting and accountability protocols.

Mobile has targeted BlackBerry devices initially but intends to broaden support to other GPS enabled smartphones including the Apple iPhone, Google Andriod devices and possibly Palm Pre and Motorola iDen devices.

Page - 8

For the development of the Technology, Mobile agreed to retain Spidex for a period of 12 months and to pay Spidex a monthly consulting fee of $12,000 to provide services to Mobile for the purpose of developing and advancing the Technology to a point where it can be sold commercially.  For the fiscal period ended July 31, 2010, $36,000 was paid to Spidex and recorded as development costs.  As of April 8, 2010, Mobile cancelled the services with Spidex.  Pursuant to the terms of the Asset Purchase Agreement, Mobile is obligated to issue Spidex a license to utilize the intellectual property in the event Mobile terminates the service agreement.  The terms of the license agreement is to be negotiated between Mobile and Spidex.  As of March 16, 2011, the terms of the license agreement have not been negotiated and Mobile has not yet granted Spidex the license.

Finally, pursuant to the terms and conditions of the asset purchase agreement, Spidex will be entitled to a partial royalty or partial payment if Mobile sells its interest in the Technology.

See Exhibit 10.3 – Letter of Intent and Exhibit 10.4 – Asset Purchase Agreement for more details.

Since April 2010, Mobile has retained independent consultants to further develop the Technology.

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

Phase 1 - Develop the Technology (12 months)

During the next 12 months, Mobile will continue to expand its Technology to make it compatible with all smartphones including the Apple iPhone, Google Android and there respected competitors.  Management anticipates spending approximately $1,000,000 on the development, marketing and sales of the Technology in the next 12 months.  However, the amount to be spent on the Technology will depend on whether Mobile conducts the development on the Technology itself or whether Mobile enters into a joint venture with another party to assist with some or the entire development on the Technology.  On March 2, 2011, Mobile launched a v1.0 beta product release version of the Technology that specifically addresses the needs of parents to track the GPS coordinates of their child’s smartphone.  During the launch of the new product Mobile will be updating its website and adding a new user interface to allow parents to track the child’s location, movements as well as receive text and e-mail alerts related to the gathered GPS data.

Mobile has developed the first client software for all BlackBerry GPS enabled smartphones.  Mobile has also developed server software which can receive data from all BlackBerry GPS enabled smartphones .  Thirdly, Mobile has developed a server based web application to provide a location based service.  As of January 31, 2011, Mobile has spent approximately $151,383 for this phase.

Page - 9

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

Financial Condition

As at January 31, 2011, Mobile had a cash balance of $3,522.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Mobile’s common stock or sale of its GPS application software products.  If Mobile is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Mobile.  Mobile does not have any financing arranged and Mobile cannot provide investors with any assurance that Mobile will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Mobile’s business will fail.

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

Page - 10

Capital Resources

As of January 31, 2011, Mobile had total assets of $54,746, consisting of $3,522 in cash, $6,607 in prepaid expenses, and $44,617 in intellectual property, and total current liabilities of $137,376 for a net working capital of $(127,247), compared with a net working capital of ($325,959) as of July 31, 2010.  The liabilities consisted of $124,056 in accounts payable and accrual liabilities and $13,320 due to related parties.

There are no assurances that Mobile will be able to achieve further sales of its common stock or any other form of additional financing.  If Mobile is unable to achieve the financing necessary to continue its plan of operations, then Mobile will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the six month period ended January 31, 2011, net cash used in operating activities increased to $80,237 compared with $59,526 for the same six month period in the previous fiscal year.

At January 31, 2011, Mobile had cash of $3,522.  During the six month period ended January 31, 2011, Mobile used $80,237 in cash for operating activities.  This was primarily a result of non-cash items of $12,834 in amortization of intellectual property and $17,381 in finance charges and the non-cash working capital items of $(3,016) in prepaid expenses and $75,067 in accounts payable and accrual liabilities.

Net Cash Used in Investing Activities

Net cash used by investing activities was $nil for the six month period ended January 31, 2011, as compared with $5,000 used for the same six month period in the previous fiscal year for the acquisition of the intellectual property.

Net Cash Provided By Financing Activities

Net cash flows provided by financing activities increased to $75,000 for the six month period ended January 31, 2011 as compared with financing activities of $69,481 for the same six month period in the previous fiscal year, solely as a result of proceeds from promissory notes payable of $55,000 and subscription funds for shares of $20,000, as compared to $5,981 for advances from related parties and $63,500 from proceeds from promissory notes payable for the same six month period in the previous fiscal year.

Results of Operation for the Period Ended January 31, 2011

Mobile has had no operating revenues since its inception on July 13, 2005, through to January 31, 2011.  Mobile’s activities have been financed from the proceeds of share subscriptions and from proceeds from promissory notes.  From its inception, on July 13, 2005, to January 31, 2011 Mobile has raised a total of $46,800 from private offerings of its common stock and a total of $350,009 from proceeds from promissory notes payable.

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

Page - 11

	Three months ended January 31, 2011 $	Three months ended January 31, 2010 $	Six months ended January 31, 2011 $	Six months ended January 31, 2010 $	Accumulated from July 13, 2005 (Date of Inception) to January 31, 2011 $
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(Audited)
Revenue	–	–	–	–	–

Expenses

Amortization of intellectual property	6,417	-	12,834	-	32,383
Development costs	72,873	24,000	88,612	36,000	151,383
Finance charges	-	20,000	17,381	30,688	400,254
Mineral property costs	-	-	-	391	45,358
Office and administration expenses	30,356	17,609	63,676	46,357	263,917

Net Loss	(109,646)	(61,609)	(182,503)	(113,436)	(893,295)

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

Mobile had no contingencies or long-term commitments at January 31, 2011.

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

Mobile intends to continue to have its outside consultant assist in the preparation of Mobile’s quarterly and annual financial statements and have these financial statements reviewed or audited by Mobile’s independent auditor.  Mobile’s outside consultant is expected to charge Mobile approximately $1,250 to prepare Mobile’s quarterly financial statements and approximately $1,750 to prepare Mobile’s annual financial statements.  Mobile’s independent auditor is expected to charge approximately $2,500 to review each of Mobile’s quarterly financial statements and approximately $12,000 to audit Mobile’s annual financial statements.  In the next 12 months, management anticipates spending approximately $25,000 to pay for its accounting and audit requirements.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Mobile’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of January 31, 2011.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in Mobile’s internal controls over financial reporting during the quarter ended January 31, 2011, that materially affected, or are reasonably likely to materially affect, Mobile’s internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Mobile is not a party to any pending legal proceedings and, to the best of Mobile’s knowledge, none of Mobile’s property or assets are the subject of any pending legal proceedings, with the exception of the following:

Pennsylvania lawsuit – Mark B. Aronson vs. Mobile Data Corp.

On February 22, 2011, Mark Aronson, the plaintiff, commenced legal action against Mobile in the Court of Common Pleas of Allegheny County, Pennsylvania claiming that Mobile had solicited the plaintiff with e-mail spam transmitted to the plaintiff’s e-mail address at sue4spam@aol.com.  Mobile received notice of the lawsuit on March 2, 2011.  The plaintiff is seeking damages for each e-mail received.  The plaintiff commenced the lawsuit approximately the same day as receiving the e-mails.

Mobile intends to file a defence and counterclaim, if possible, on or before March 20, 2011 with the Court of Common Pleas of Allegheny County, Pennsylvania.  Although management believes that the plaintiff’s claims are without merit as Mobile had nothing to do with the e-mails, management intends to aggressively defend these claims and seek a dismissal of these claims and any awards for cost that the court may order.

Mobile is cautioning the public about an illegal spam operation being conducted by a third party unknown to Mobile or its officers through the unauthorized distribution of company press releases and company information. Mobile encourages the public to thoroughly research an investment prior to making a financial commitment or seek the advice of a licensed broker prior to investing in its stock or any other company’s stock.  Mobile recommends to never rely upon unsolicited email or phone calls to enter into the investment decision process.  No information regarding Mobile should be relied upon unless that information is published on Mobile’s website or filed with Mobile’s SEC filings.  If you have received any unsolicited messages regarding Mobile please forward the email to Mobile at info@mobiledatacorp.com.

Item 1A.  Risk Factors.

Mobile is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Mobile did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Mobile did not sell any unregistered equity securities.

On December 22, 2010, the Securities and Exchange Commission declared Mobile’s Form S-1 Registration Statement effective, file number 333-170982, permitting Mobile to offer up to 3,000,000 shares of common stock at $0.12 per share.  There is no underwriter involved in this public offering.  Mobile has accepted two subscription agreements for a total of $120,000 to date.  As of the date of this report, Mobile has not spent any of the proceeds and intends on applying the proceeds to pay for the cost of the offering, to develop the Technology, and to make payment on its accounts payable.  The offering period for the public offering expires on April 30, 2011.

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

MOBILE DATA CORP.
Dated: March 17, 2011	By:	/s/ Steven Cozine
	Name:	Steven Cozine
	Title:	Director and CEO
(Principal Executive Officer)

Dated: March 17, 2011	By:	/s/ Belkis Jimenez Rivero
	Name:	Belkis Jimenez Rivero
	Title:	Director and CFO
(Principal Financial Officer)

Page - 16

Exhibit 31

Page - 17

MOBILE DATA CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven Cozine, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending January 31, 2011 of Mobile Data Corp.;

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

Date:  March 17, 2011

/s/ Steven Cozine

Steven Cozine
Chief Executive Officer

Page - 18

MOBILE DATA CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Belkis Jimenez Rivero, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending January 31, 2010 of Mobile Data Corp.;

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

Date:  March 17, 2011

/s/ Belkis Jimenez Rivero

Belkis Jimenez Rivero
Chief Financial Officer

Page - 19

Exhibit 32

Page - 20

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mobile Data Corp. (the “Company”) on Form 10-Q for the period ending January 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Cozine, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven Cozine

Steven Cozine
Chief Executive Officer
March 17, 2011

Page - 21

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mobile Data Corp. (the “Company”) on Form 10-Q for the period ending January 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Belkis Jimenez Rivero, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Belkis Jimenez Rivero

Belkis Jimenez Rivero
Chief Financial Officer
March 17, 2011

Page - 22