Form 10-Q
period 2011-04-30
Mobile Data Corp.
filed 2011-06-17
CIK 1390134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             April 30, 2011

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 13, 2011
common stock - $0.001 par value	31,016,528

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

MOBILE DATA CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

APRIL 30, 2011

Page - 2

MOBILE DATA CORP.
 (A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	April 30,	July 31,
	2011	2010

ASSETS

Current
Cash	$618	$8,759
Prepaid expenses	11,163	3,591
	11,781	12,350
Intellectual property	38,200	57,451
	$49,981	$69,801

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrual liabilities	$70,438	$48,989
Promissory notes payable (Note 2)	-	276,000
Due to related parties	13,320	13,320
	83,758	338,309

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares, $0.001 par value
Issued and outstanding:
31,016,528 common shares (July 31, 2010 – 23,940,900)	31,017	23,941
Additional paid-in capital	879,648	418,343
Deficit accumulated during the development stage	(944,442)	(710,792)
	(33,777)	(268,508)

	$49,981	$69,801

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	Three	Three			from
	months	months	Nine months	Nine months	July 13. 2005
	ended	ended	ended	ended	(Inception to)
	April 30,	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010	2011

Expenses
Amortization of intellectual property	$ 6,417	$ -	$ 19,251	$ -	$ 38,800
Development costs	10,512	7,366	99,124	43,366	161,895
Finance charges	-	5,455	17,381	36,143	400,254
Mineral property cost	-	-	-	391	45,358
Office and administration expenses	34,218	11,275	97,894	57,631	298,135

Net loss	$ (51,147)	$ (24,096)	$ (233,650)	$ (137,531)	$ (944,442)

Net loss per share – basic and
diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average number of
shares outstanding – basic and
diluted	30,589,562	23,940,900	27,946,021	22,856,288

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative from
	Nine months ended April 30,	Nine months ended April 30,	July 13, 2005 (Inception) to April 30,
	2011	2010	2011

Cash Flow From Operating Activities
Net loss	$(233,650)	$(137,531)	$(944,442)
Non-cash items:
Amortization of intellectual property	19,251	-	38,800
Foreign exchange	-	(53)	(8,489)
Finance charges	17,381	36,143	400,254
Non-cash working capital items:
Prepaid expenses	(2,672)	280	(6,263)
Retainer	(4,900)	-	(4,900)
Accounts payable and accrual liabilities	21,449	16,359	70,438
Net cash used in operations	(183,141)	(84,802)	(454,602)

Cash Flow From Investing Activities
Acquisition of intellectual property	-	(5,000)	(5,000)
Acquisition of mineral property	-	-	(288,824)
Net cash used in investing activities	-	(5,000)	(293,824)

Cash Flow From Financing Activities
Advances from related party	-	5,981	13,320
Long term debt (net)	-	-	218,916
Issuance of capital stock	120,000	-	166,800
Repurchase shares for cancellation	-	-	(1)
Proceeds from promissory notes payable	55,000	83,500	350,009
Net cash provided by financing activities	175,000	89,481	749,044

Increase (decrease) in cash	(8,141)	(321)	618

Cash, beginning	8,759	1,665	-

Cash, ending	$618	$1,344	$618

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash item:
Shares issued for mineral property	$-	$-	$7,000,000
Shares issued for convertible debt	$331,000	$18,488	$355,564
Shares issued for purchase of intellectual property assets	$-	$72,000	$72,000

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2011

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.

Management has evaluated subsequent events to its financial statement filing date of  June 14, 2011.

2.	CONVERTIBLE PROMISORY NOTES PAYABLE

Balance at July 31, 2010	$ 276,000
August 17, 2010 convertible promissory note issued	10,000
August 23, 2010 convertible promissory note issued	10,000
September 10, 2010 convertible promissory note issued	25,000
October 20, 2010 convertible promissory note issued	10,000
Balance at October 31, 2010	331,000
November 16, 2010, issuance of shares	(331,000)
Balance April 30, 2011	$ -

On August 17, 2010, the Company issued a convertible promissory note with a principal amount of $10,000. The note was unsecured, payable on demand and without interest. The note was convertible into one share of the Company for each $0.08 outstanding in principal. At conversion, the maximum number of shares that could be issued was 125,000. The beneficial conversion feature of $2,500 was expensed as finance charges during the nine months ended April 30, 2011.

On August 23, 2010, the Company issued a convertible promissory note with a principal amount of $10,000. The note was unsecured, payable on demand and without interest. The note was convertible into one share of the Company for each $0.08 outstanding in principal. At conversion, the maximum number of shares that could be issued was 125,000. The beneficial conversion feature of $2,500 was expensed as finance charges during the nine months ended April 30, 2011.

Page - 6

MOBILE DATA CORP.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2011

2.	CONVERTIBLE PROMISORY NOTES PAYABLE (Cont’d)

On September 10, 2010, the Company issued a convertible promissory note with a principal amount of $25,000. The note was unsecured, payable on demand and without interest. The note was convertible into one share of the Company for each $0.07 outstanding in principal. At conversion, the maximum number of shares that could be issued was 357,143. The beneficial conversion feature of $10,714 was expensed as finance charges during the nine months ended April 30, 2011.

On October 20, 2010, the Company issued a convertible promissory note with a principal amount of $10,000. The note was unsecured, payable on demand and without interest. The note was convertible into one share of the Company for each $0.06 outstanding in principal. At conversion, the maximum number of shares that could be issued was 166,667. The beneficial conversion feature of $1,667 was expensed as finance charges during the nine months ended April 30, 2011.

On November 16, 2010, all outstanding notes were converted into 6,075,628 shares of the Company (Note 3).

3.	COMMON STOCK

On November 16, 2010, the Company issued 6,075,628 shares of common stock upon the conversion of promissory notes with a face value of $331,000 (Note 2).

On March 11, 2011, the Company issued 1,000,000 common shares of the Company at $0.12 per share for total proceeds of $120,000.

4.	COMMITMENT

During the nine month ended April 30, 2011, the Company entered into a one year web hosting agreement. The Company agreed to pay a monthly fee of $3,500 for hosting services. The Company will be required to pay out the remaining months of the contract if it cancels the service prior to the completion of the one year term.

Page - 7

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

Mobile has developed its Technology and created MDC-KidTracker based on the Technology.  In March 2011, MDC-KidTracker was released and all visitors to Mobile’s website, who registered for the product at www.mdctracker.com/registration.aspx, received the MDC-KidTracker application for a 30-day free evaluation.  After the 30-day free evaluation period, the MDC-KidTracker will be available through Mobile’s website, www.mobiledatacorp.com , at a cost of $4.99 per month.

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

Page - 8

For the development of the Technology, Mobile agreed to retain Spidex for a period of 12 months and to pay Spidex a monthly consulting fee of $12,000 to provide services to Mobile for the purpose of developing and advancing the Technology to a point where it can be sold commercially.  For the fiscal period ended July 31, 2010, $36,000 was paid to Spidex and recorded as development costs.  As of April 8, 2010, Mobile cancelled the services with Spidex.  Pursuant to the terms of the Asset Purchase Agreement, Mobile is obligated to issue Spidex a license to utilize the intellectual property in the event Mobile terminates the service agreement.  The terms of the license agreement is to be negotiated between Mobile and Spidex.  As of June 13, 2011, the terms of the license agreement have not been negotiated and Mobile has not yet granted Spidex the license.

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

To become profitable and competitive, Mobile needs to continue to develop and advance the Technology to a point where it can be sold commercially.  To achieve this goal, management has prepared the following phases for its plan of operation for the next 12 months.

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

Mobile has developed the first client software for all BlackBerry GPS enabled smartphones.  Mobile has also developed server software which can receive data from all BlackBerry GPS enabled smartphones .  Thirdly, Mobile has developed a server based web application to provide a location based service.  As of April 30, 2011, Mobile has spent approximately $151,383 for this phase.

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

Page - 9

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

Financial Condition

As at April 30, 2011, Mobile had a cash balance of $618.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Mobile’s common stock or sale of its GPS application software products.  If Mobile is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Mobile.  Mobile does not have any financing arranged and Mobile cannot provide investors with any assurance that Mobile will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Mobile’s business will fail.

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

Capital Resources

As of April 30, 2011, Mobile had total assets of $49,981, consisting of $618 in cash, $11,163 in prepaid expenses, and $38,200 in intellectual property, and total current liabilities of $83,758 for a net working capital of $(33,777), compared with a net working capital of ($268,508) as of July 31, 2010.  The liabilities consisted of $70,438 in accounts payable and accrual liabilities and $13,320 due to related parties.

There are no assurances that Mobile will be able to achieve further sales of its common stock or any other form of additional financing.  If Mobile is unable to achieve the financing necessary to continue its plan of operations, then Mobile will not be able to continue its exploration programs and its business will fail.

Page - 10

Net Cash Used in Operating Activities

For the nine month period ended April 30, 2011, net cash used in operating activities increased to $183,141 compared with $84,802 for the same nine month period in the previous fiscal year.

At April 30, 2011, Mobile had cash of $618.  During the nine month period ended April 30, 2011, Mobile used $183,141 in cash for operating activities.  This was primarily a result of non-cash items of $19,251 in amortization of intellectual property and $17,381 in finance charges and the non-cash working capital items of $(2,672) in prepaid expenses, $(4,900) in a retainer, and $21,449 in accounts payable and accrual liabilities.

Net Cash Used in Investing Activities

Net cash used by investing activities was $nil for the nine month period ended April 30, 2011, as compared with $5,000 used for the same nine month period in the previous fiscal year for the acquisition of the intellectual property.

Net Cash Provided By Financing Activities

Net cash flows provided by financing activities increased to $175,000 for the nine month period ended April 30, 2011 as compared with financing activities of $89,481 for the same nine month period in the previous fiscal year, solely as a result of proceeds from promissory notes payable of $55,000 and subscription funds for shares of $120,000, as compared to $5,981 for advances from related parties and $83,500 from proceeds from promissory notes payable for the same nine month period in the previous fiscal year.

Results of Operation for the Period Ended April 30, 2011

Mobile has had no operating revenues since its inception on July 13, 2005, through to April 30, 2011.  Mobile’s activities have been financed from the proceeds of share subscriptions and from proceeds from promissory notes.  From its inception, on July 13, 2005, to April 30, 2011 Mobile has raised a total of $166,800 from private offerings of its common stock and a total of $350,009 from proceeds from promissory notes payable.

Mobile has not attained profitable operations and is dependent upon obtaining financing to pursue future acquisitions.  For these reasons, there is substantial doubt that Mobile will be able to continue as a going concern.
References to the discussion below to fiscal 2011 are to Mobile’s fiscal year ended on July 31, 2011.  References to fiscal 2010 are to Mobile’s fiscal year ended July 31, 2010.
	Three months ended April 30, 2011 $	Three months ended April 30, 2010 $	Nine months ended April 30, 2011 $	Nine months ended April 30, 2010 $	Accumulated from July 13, 2005 (Date of Inception) to April 30, 2011 $
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(Audited)
Revenue	–	–	–	–	–

Expenses

Amortization of intellectual property	6,417	-	19,251	-	38,800
Development costs	10,512	7,366	99,124	43,366	161,895
Finance charges	-	5,455	17,381	36,143	400,254
Mineral property costs	-	-	-	391	45,358
Office and administration expenses	34,218	11,275	97,894	57,631	298,135

Net Loss	(51,147)	(24,096)	(233,650)	(137,531)	(944,442)

Page - 11

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

Mobile had no contingencies or long-term commitments at April 30, 2011.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Mobile’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of April 30, 2011.

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

Page - 13

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in Mobile’s internal controls over financial reporting during the quarter ended April 30, 2011, that materially affected, or are reasonably likely to materially affect, Mobile’s internal control over financial reporting subsequent to the date of management’s last evaluation.

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

In March 2011 Mobile negotiated a settlement with the plaintiff and settled out of court.  Mobile paid $649.50 as a settlement fee and the legal action was discontinued by the plaintiff on March 18, 2011 in the Court of Common Pleas of Allegheny County, Pennsylvania and thereby releasing Mobile from any and all claims arising from this matter.

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

On December 22, 2010, the Securities and Exchange Commission declared Mobile’s Form S-1 Registration Statement effective, file number 333-170982, permitting Mobile to offer up to 3,000,000 shares of common stock at $0.12 per share.  There is no underwriter involved in this public offering.  Mobile accepted two subscription agreements for a total of $120,000 to date in this public offering and issued a total of 1,000,000 shares for those two accepted subscriptions.  As of the date of this report, Mobile has spent $27,000 to pay for the cost of the offering, $51,980 to develop the Technology, and $41,020 to make payment on its accounts payable.  The offering period for the public offering expired on April 30, 2011.

Page - 14

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

MOBILE DATA CORP.

Dated: June 14, 2011	By:	/s/ Steven Cozine
	Name:	Steven Cozine
	Title:	Director and CEO
(Principal Executive Officer)

Dated: June 14, 2011	By:	/s/ Belkis Jimenez Rivero
	Name:	Belkis Jimenez Rivero
	Title:	Director and CFO
(Principal Financial Officer)

Page - 16

Exhibit 31

Page - 17

MOBILE DATA CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven Cozine, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending April 30, 2011 of Mobile Data Corp.;

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

Date:  June 14, 2011

/s/ Steven Cozine

Steven Cozine
Chief Executive Officer

Page - 18

MOBILE DATA CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Belkis Jimenez Rivero, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending April 30, 2011 of Mobile Data Corp.;

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

Date:  June 14, 2011

/s/ Belkis Jimenez Rivero

Belkis Jimenez Rivero
Chief Financial Officer

Page - 19

Exhibit 32

Page - 20

CERTIFICATION PURSUANT To
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mobile Data Corp. (the “Company”) on Form 10-Q for the period ending April 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Cozine, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven Cozine

Steven Cozine
Chief Executive Officer
June 14, 2011

Page - 21

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mobile Data Corp. (the “Company”) on Form 10-Q for the period ending April 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Belkis Jimenez Rivero, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Belkis Jimenez Rivero

Belkis Jimenez Rivero
Chief Financial Officer
June 14, 2011

Page - 22