Form 10-K
period 2011-07-31
Mobile Data Corp.
filed 2011-11-21
CIK 1390134

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended July 31, 2011

[ ]	transition report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from to

Commission file number 000-52958

Mobile Data Corp.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
2033 Gateway Place, 5th Floor, San Jose, California (Address of principal executive offices)	95110 (Zip Code)

Registrant’s telephone number, including area code: 408-459-0916

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

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

[ X ] Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $183,427,143 as of January 31, 2011 [(0.0252 + 13.2591) / 2 X (33,516,528 – 5,900,900)]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 11, 2011
common stock - $0.001 par value	33,516,528

Documents incorporated by reference: Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Mobile’s registration statement on Form SB-2 filed on February 16, 2007; Exhibit 3.3 (Certificate of Amendment) filed as an exhibit to Mobile’s Form 8-K (Current Report) filed on January 12, 2010; Exhibit 10.3 (Letter of Intent) filed as an exhibit to Mobile’s Form 8-K (Current Report) filed on October 2, 2009; Exhibit 10.4 (Asset Purchase Agreement) filed as an exhibit to Mobile’s Form 8-K (Current Report) filed on November 2, 2009; Exhibit 10.7 (Letter Agreement) filed as an exhibit to Mobile’s Form 8-K (Current Report) filed on August 15, 2011; Exhibit 10.8 (Asset Purchase Agreement) filed as an exhibit to Mobile’s Form 8-K (Current Report) filed on August 15, 2011; and Exhibit 14 (Code of Ethics) filed as an exhibit to Mobile’s Form 10-Q (Annual Report) filed on March 17, 2008.

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

Mobile has an authorized capital of 75,000,000 shares of common stock with a par value of $0.001 per share with 33,516,528 shares of common stock currently issued and outstanding.

Mobile has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Mobile’s business, with the exception of the acquisition of MDC GPS technology and the LiveJive Broadcaster Software as discussed below.

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

LiveJive Broadcaster Software

In August 2011 Mobile Data Corp. acquired from BEET Company Ltd. all of the assets of the business of BEET, including all software rights to the LiveJive Broadcaster Software, the domain name livejive.com, intellectual property, equipment, and technology used in and related to the business of BEET, and including any related technology or Facebook applications to be developed (collectively, the “LiveJive Assets”). Included in the LiveJive Assets were all the copyrights, trademarks, patents, designs, know-how, trade secrets, equipment, and contracts that embody in whole or in part the LiveJive Assets. See Exhibit 10.7 – Letter Agreement and Exhibit 10.8 – Asset Purchase Agreement for more details.

The LiveJive Broadcaster is proprietary software that can be downloaded or authorized for use on various social media platforms, the first design of which is for use on Facebook. Once authorized, the LiveJive Broadcaster allows the user to stream video live, and in real time, directly from their computer through their own Facebook page to an audience that has requested and been given access to it. The application allows for remote real time viewing of an event for any type of purpose, such as a product demonstration, musical exhibition or corporate presentation, etc. The LiveJive Broadcaster is intended to increase user communication capabilities, collect data and create an archive of video information for future use and reference.

MDC GPS Technology

In October 2009, Mobile acquired from Spidex Technologies all of the right, title and interest in a mobile data technology for Smartphones (the “MDC GPS Technology”), that can run on GPS enabled Smartphones including Blackberry Storm 2, Apple iPhone, Palm Pre, and Google Andriod devices. The MDC GPS Technology is a software application that will run in the background and will collect and transmit location data to a server. Server applications will include location monitoring of vehicles, children and members of social networking groups.

The focus of the research and development of the MDC GPS Technology has been on developing a software system whereby a GPS enabled smartphone will send location based information to a server. The server will receive and store this location based information and web applications on the server can be developed to provide various consumer and business web services. Mobile has targeted BlackBerry SmartPhones.

Mobile has developed its MDC GPS Technology and created MDC-KidTracker based on the MDC GPS Technology. In March 2011, MDC-KidTracker was released and all visitors to Mobile’s website, who registered for the product at www.mdctracker.com/registration.aspx, received the MDC-KidTracker application for a 30-day free evaluation. After the 30-day free evaluation period, the MDC-KidTracker will be available through Mobile’s website, www.mobiledatacorp.com , at a cost of $4.99 per month.

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

For the development of the MDC GPS Technology, Mobile agreed to retain Spidex for a period of 12 months and to pay Spidex a monthly consulting fee of $12,000 to provide services to Mobile for the purpose of developing and advancing the MDC GPS Technology to a point where it can be sold commercially. For the fiscal period ended July 31, 2010, $36,000 was paid to Spidex and recorded as development costs. As of April 8, 2010, Mobile cancelled the services with Spidex. Pursuant to the terms of the Asset Purchase Agreement, Mobile is obligated to issue Spidex a license to utilize the intellectual property in the event Mobile terminates the service agreement. The terms of the license agreement is to be negotiated between Mobile and Spidex. As of November 14, 2011, the terms of the license agreement have not been negotiated and Mobile has not yet granted Spidex the license.

Finally, pursuant to the terms and conditions of the asset purchase agreement, Spidex will be entitled to a partial royalty or partial payment if Mobile sells its interest in the MDC GPS Technology.

Since April 2010, Mobile has retained independent consultants to further develop the Technology.

See Exhibit 10.3 – Letter of Intent and Exhibit 10.4 – Asset Purchase Agreement for more details.

Markets

The target markets for the MDC GPS Technology will be consumers and businesses interested in using location based web services. The target market for the LiveJive Asset will be consumers and businesses interested in real time video streaming

Distribution

The main modes of distribution of the MDC GPS Technology and the LiveJive Assets (collectively, the “Technology”) and will be via the Internet.

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

Raw Materials

The raw materials for the MDC GPS Technology will include computers, GPS enabled smartphones, open source software and labor to write software code.

The raw materials for the LiveJive Assets will include computers, video enabled smartphones, open source software and labor to write software code .

Principal Suppliers

Mobile is not dependent on any single supplier for the Technology. However, Mobile will depend on its license with The BlackBerry Alliance Program for technical support with the MDC GPS Technology.

Dependence on Major Customers

Mobile currently has no customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Mobile has no intellectual property such as patents or trademarks. Additionally, Mobile has no royalty agreements or labor contracts, with the exception of the 20% royalty on annual gross revenues granted by Mobile to BEET Company Ltd. as part of the asset purchase of the LiveJive Assets. See Exhibit 10.8 – Asset Purchase Agreement for more details.

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

Expenditures on Research and Development During the Last Two Fiscal Years

Mobile has spent $171,930 with independent consultants on research and development since its inception on July 13, 2005.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Mobile’s common stock was quoted on the NASD OTC Bulletin Board under the symbol “EAVR” from July 10, 2007 to January 11, 2010. Since January 12, 2010 Mobile’s common stock has been quoted on the NASD OTC Bulletin Board under the symbol “MBYL”. The table below gives the high and low bid information for each fiscal quarter Mobile’s common stock has been quoted for the last two fiscal years and for the interim period ended October 31, 2011. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
31 October 2011	$0.055	$0.0155	Pink OTC Markets Inc.
31 July 2011	$0.075	$0.028	Pink OTC Markets Inc.
30 April 2011	$0.135	$0.0412	Pink OTC Markets Inc.
31 January 2011	$0.18	$0.036	Pink OTC Markets Inc.
31 October 2010	$0.112	$0.05	Pink OTC Markets Inc.
31 July 2010	$0.11	$0.04	Pink OTC Markets Inc.
30 April 2010	$0.18	$0.052	Pink OTC Markets Inc.
31 January 2010	$0.26	$0.05	Pink OTC Markets Inc.
31 October 2009	$0.15	$0.05	Pink OTC Markets Inc.

(b) Holders of Record

Mobile has approximately four holders of record of Mobile’s common stock as of July 31, 2011 according to a shareholders’ list provided by Mobile’s transfer agent as of that date. The number of registered shareholders does not include any estimate by Mobile of the number of beneficial owners of common stock held in street name. The transfer agent for Mobile’s common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

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

August 2011 – Asset Purchase Agreement

On November 8, 2011, Mobile issued 2.5 million restricted shares of common stock in the capital of Mobile pursuant to the terms and conditions of an asset purchase agreement dated August 9, 2011. See Exhibit 10.7 – Letter Agreement, Exhibit 10.8 – Asset Purchase Agreement, and Mobile’s Form 8-K (Current Report) filed on August 15, 2011 for more details.

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

LiveJive Broadcaster Software

On August 4, 2011 Mobile Data Corp. entered into a letter agreement with BEET Company Ltd. for the acquisition of the assets of the business of BEET, including all software rights to the LiveJive Broadcaster Software, the domain name livejive.com, intellectual property, equipment, and technology used in and related to the business of BEET, and including any related technology or Facebook applications to be developed (collectively, the “LiveJive Assets”). Included in the LiveJive Assets were all the copyrights, trademarks, patents, designs, know-how, trade secrets, equipment, and contracts that embody in whole or in part the LiveJive Assets. See Exhibit 10.7 – Letter Agreement for more details.

After conducting its due diligence on the LiveJive Assets, Mobile entered into an asset purchase agreement dated August 9, 2011 with BEET Company Ltd. for the purchase and sale of the LiveJive Assets. Mobile paid a purchase price of $250,000 to BEET for the LiveJive Assets payable by the issuance and delivery of 2.5 million restricted shares of Mobile in the name of BEET at a deemed price of $0.05 per share and the granting of an annual royalty payment equal to 20% of the gross revenues generated by Mobile in the utilization of the LiveJive Assets in its business. See Exhibit 10.8 – Asset Purchase Agreement for more details.

MDC GPS Technology

In October 2009, Mobile entered into a letter of intent dated September 29, 2009 with Spidex Technologies (the “Letter of Intent”) for the acquisition of all of the right, title and interest in a mobile data technology for Smartphones (the “MDC GPS Technology”). See Exhibit 10.3 – Letter of Intent for more details.

After conducting its due diligence on the MDC GPS Technology, Mobile entered into an asset purchase agreement dated October 27, 2009 with Spidex Technologies for the acquisition of all of the right, title and interest in the MDC GPS Technology. See Exhibit 10.4 – Asset Purchase Agreement for more details.

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

To become profitable and competitive, Mobile needs to develop and advance the MDC GPS Technology and the LiveJive Assets to a point where they can be sold commercially. To achieve this goal, management has prepared the following phases for its plan of operation for the next 12 months.

Phase 1 - Develop the LiveJive Assets (3 months)

The LiveJive Broadcaster requires final software encoding and testing prior to its launch. This requires approximately $20,000 in direct technical costs and will take 60-90 days. The product will first be introduced and made available through Facebook as an application and then the product will be adapted to other social networking sites which will require potential tweaks to the software in order to work seamlessly with additional software platforms.

Phase 2 – Implement marketing strategy for LiveJive Assets (3-6 months)

In Phase 2, the LiveJive Assets will be marketed and an awareness campaign initiated primarily through Facebook to direct potential users to the application and have them become members of the LiveJive page where archived content will eventually be stored and retrieved. As part of the campaign, users will be asked to use and evaluate the product and provide reviews of the application. As the number of users who join the page and authorize the application increases, Mobile will continue to use the social media site to keep the name in front of them and educate them about different ways to use the application. These users will be integrated into the company’s database and provided with ongoing development efforts and other product offerings as they become available.

As part of the social media marketing and awareness campaign, it is anticipated that an expert consultant in the area of social media marketing and public relations will be retained to continually ensure that the plan is carried out and to measure effectiveness. It is anticipated that this will cost approximately $2,000 per month for a minimum of three months.

The specifics of the ongoing marketing plan require refining and market segmentation determination. Depending on user feedback and how the application is being utilized, Mobile will determine the most appropriate avenues to further market the product. The revenue model for the application is a possible combination of advertising and purchase after an initial trial period. The product will be available to free use for a specified time frame after which it must be purchased outright. It is expected that free use will be 30 days, after which the user will pay for the product. It is anticipated the cost will be somewhere in the range of $1.99 to $3.99. However, should it be determined that associating a cost to the application is unpopular, the option of pricing it will be reviewed.

Advertising revenue is dependent on how many users utilize and view the various video streams, both live and archived. As the Facebook page for LiveJive is a portal to www.livejive.com, Mobile will receive revenue based on industry rates for the number of viewers over a specific period of time, the results of which will be tracked and calculated per well understood practices.

Mobile has budgeted approximately $250,000 for this phase and expects it to take six months to complete with completion expected within the first nine months of Mobile’s plan of operation.

Phase 3 - Implement marketing strategy for the MDC GPS Technology (6 months)

In Phase 3, Mobile plans to (1) hire personnel for sales, marketing and customer service, (2) create a marketing strategy for the MDC GPS Technology and its products, and (3) implement its marketing strategy on its target market.

Mobile has budgeted approximately $250,000 for this phase and expects it to take six months to complete with completion expected within the final six months of Mobile’s plan of operation.

Risk Factors

An investment in Mobile’s common stock involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in Mobile’s Form SB-2/A filed on April 4, 2007 and Mobile’s Form 10-KSB filed on October 30, 2007 and Mobile’s Form 10-K filed on November 2, 2009.

Financial Condition

As at July 31, 2011, Mobile had a cash balance of $510. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Mobile’s common stock or sale of its assets. If Mobile is successful in completing an equity financing, existing shareholders will experience dilution of their interest in mobile. Mobile does not have any financing arranged and Mobile cannot provide investors with any assurance that Mobile will be able to raise sufficient funding from the sale of its common stock. In the absence of such financing. Mobile’s business will fail..

Based on the nature of Mobile’s business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that very few technology companies in the development stage ultimately develop, market, and successfully sell their products. Mobile’s future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

& Mobile’s ability to raise additional funding;

& the competitive market for similar technology and the pricing of such technology;

& the results of Mobile’s proposed research and development on its Technology; and

& Mobile’s ability to find joint venture partners for the development of its Technology.

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

Functional Currency

Mobile’s functional currency is the United States dollar. Mobile has determined that its functional currency is the United States dollar for the following reasons:

& Mobile’s current and future financings are and will be in United States dollars;

& Mobile maintains a majority of its cash holdings in United States dollars;

& any potential sales of the Technology will be undertaken in United States dollars;

& a majority of Mobile’s administrative expenses are undertaken in United States dollars; and

& all cash flows are generated in United States dollars.

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

Capital Resources

As of July 31, 2011, Mobile had total assets of $10,785, consisting of cash and prepaid expenses, and total liabilities of $108,107 for a net working capital of $(97,322), compared with a net working capital of $(268,508) as of July 31, 2010. The primary reason for the increase in the net working capital was the decrease in the intellectual property and the decrease in promissory notes payable. The assets consisted of $510 in cash and $10,275 in prepaid expenses. The liabilities consisted of $88,803 in accounts payable and accrual liabilities and $19,304 due to related parties.

There are no assurances that Mobile will be able to achieve further sales of its common stock or any other form of additional financing. If Mobile is unable to achieve the financing necessary to continue its plan of operations, then Mobile will not be able to continue its development of the Technology and its business will fail.

Cash Flow From Operating Activities

For the fiscal year ended July 31, 2011, the net loss in cash flow from operating activities increased to $183,249 compared with $109,886 for the same period in the previous fiscal year.

At July 31, 2011, Mobile had cash of $510. During the fiscal year ended July 31, 2011, Mobile used $183,249 in cash for operating activities. The increase in use of cash for operating activities was due to an increase in amortization of intellectual property, accounts payables and accrual liabilities, due to related parties, and impairment of intellectual property, and a decrease in finance charges and prepaid expenses.

Cash Flow From Investing Activities

Cash flow from investing activities was $nil for the fiscal year ended July 31, 2011 as compared with $(5,000) of cash used for the same period in the previous fiscal year.

Cash Flow From Financing Activities

Net cash flows provided by financing activities increased to $175,000 for the fiscal year ended July 31, 2011 as compared with financing activities of $121,980 for the same period in the previous fiscal year, primarily as a result of the increase in issuance of capital stock and proceeds from promissory notes payable.

Results of Operation for the Year Ended July 31, 2010

Mobile has had no operating revenues since its inception on July 13, 2005, through to July 31, 2011. Mobile’s activities have been financed from the proceeds of share subscriptions and debt financings. From its inception, on July 13, 2005, to July 31, 2011 Mobile has raised a total of $166,800 from private offerings of its common stock.

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

	Accumulated from July 13, 2005 (Date of Inception) to July 31, 2011 $	For the Year Ended July 31, 2011 $	For the Year Ended July 31, 2010 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	–

Expenses

Amortization of intellectual property	45,217	25,668	19,549
Development Costs	171,930	109,159	62,771
Finance charges	400,254	17,381	181,243
Mineral property costs	45,358	-	391
Office and other administration expenses	313,445	113,204	71,338
Impairment of intellectual property	31,783	31,783	-

Net Loss	(1,007,987)	(297,195)	(335,292)

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

Mobile had no contingencies or long-term commitments at July 31, 2011.

Tabular Disclosure of Contractual Obligations

Mobile is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Overview and Anticipated Expenses

Management anticipates spending approximately $500,000 on the development, marketing and sales of the Technology in the next 12 months. However, the amount to be spent on the Technology will depend on whether Mobile conducts the development on the MDC GPS Technology itself or whether Mobile enters into a joint venture with another party to assist with some or the entire development on the Technology.

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

Income Taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. Mobile uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not, that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements and such a position should only be recognized if Mobile determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

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

Item 8. Financial Statements and Supplementary Data.

Mobile Data Corp.

(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2011

Index
Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Operations	F–3
Statements of Cash Flows	F–4
Statements of Stockholders’ Deficit	F–5
Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Mobile Data Corp.

We have audited the accompanying balance sheets of Mobile Data Corp. (a development stage company) as of July 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from July 13, 2005 (inception) through July 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Mobile Data Corp. as of July 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from July 13, 2005 (inception) through July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Dale Matheson Carr-Hilton Labonte llp

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 1, 2011

MOBILE DATA CORP.

(A Development Stage Company)

BALANCE SHEETS

	July 31,	July 31,
	2011	2010

ASSETS

CURRENT
Cash	$ 510	$ 8,759
Prepaid expenses	10,275	3,591
	10,785	12,350

Intellectual property (Note 3)	-	57,451

	$ 10,785	$ 69,801

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrual liabilities	$ 88,803	$ 48,989
Promissory notes payable (Note 4)	-	276,000
Due to related parties (Note 5)	19,304	13,320
	108,107	338,309

STOCKHOLDERS’ DEFICIT
Common stock (Note 6)
Authorized:
75,000,000 common shares, $0.001 par value
Issued and outstanding:
31,016,528 common shares (July 31, 2010 – 23,940,900)	31,017	23,941
Additional paid-in capital	879,648	418,343
Deficit accumulated during the exploration stage	(1,007,987)	(710,792)
	(97,322)	(268,508)

	$ 10,785	$ 69,801

GOING CONCERN (Note 1)
SUBSEQUENT EVENTS (Note 8)

The accompanying notes are an integral part of these financial statements.

MOBILE DATA CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative from
			July 13, 2005
	Year ended	Year ended	(Inception) to
	July 31,	July 31,	July 31,
	2011	2010	2011

Expenses
Amortization of intellectual property (Note 3)	$ 25,668	$ 19,549	$ 45,217
Development costs (Note 3)	109,159	62,771	171,930
Finance charges (Note 4)	17,381	181,243	400,254
Mineral property costs	-	391	45,358
Office and other administration expenses	113,204	71,338	313,445

Net loss before other items	(265,412)	(335,292)	(976,204)

Other item
Impairment of intellectual property (Note 3)	31,783	-	31,783

Net loss	$ (297,195)	$ (335,292)	$ (1,007,987)

Net loss per share - basic and diluted	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding - basic and diluted	28,607,849	23,129,670

The accompanying notes are an integral part of these financial statements.

MOBILE DATA CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative from
	Year ended July 31, 2011	Year ended July 31, 2010	July 13, 2005 (Inception) to July 31, 2011

Cash Flow From Operating Activities
Net loss	$ (297,195)	$ (335,292)	$ (1,007,987)
Non-cash items:
Amortization of intellectual property	25,668	19,549	45,217
Foreign exchange	-	(53)	(8,489)
Finance charges	17,381	181,243	400,254
Impairment of intellectual property	31,783	-	31,783
Working capital changes:
Prepaid expenses	(6,684)	429	(10,275)
Accounts payable and accrual liabilities	39,814	24,238	88,803
Due to related parties	5,984	-	5,984
Net cash used in operations	(183,249)	(109,886)	(454,710)

Cash Flow From Investing Activities
Acquisition of intellectual property	-	(5,000)	(5,000)
Acquisition of mineral property	-	-	(288,824)
Net cash used in investing activities	-	(5,000)	(293,824)

Cash Flow From Financial Activities
Advances from related party	-	5,980	13,320
Long-term debt, net	-	-	218,916
Issuance of capital stock	120,000	-	166,800
Repurchase shares for cancellation	-	-	(1)
Proceeds from promissory notes payable	55,000	116,000	350,009
Net cash provided by financing activities	175,000	121,980	749,044

Increase (decrease) in cash	(8,249)	7,094	510

Cash, beginning	8,759	1,665	-

Cash, ending	$ 510	$ 8,759	$ 510

Supplemental cash flow information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non-cash item:
Shares issued for mineral property	$ -	$	$ 7,000,000
Shares issued on conversion of debt	$ 331,000	$ 18,488	$ 355,564
Shares issued for acquisition of intellectual property	$ -	$ 72,000	$ 72,000

The accompanying notes are an integral part of these financial statements.

MOBILE DATA CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period July 13, 2005 (Inception) to July 31, 2011

				Deficit
				Accumulated
			Additional	During the	Obligation to
	Common Shares		Paid-in	Exploration	Issue
	Number	Par Value	Capital	Stage	Shares	Total

Balance, July 13, 2005	-	$ -	$ -	$ -	$ -	$ -
Capital stock issued for cash:
- July 14, 2006 at $0.001 per share	3,000,000	3,000	-	-	-	3,000
- July 14, 2006 at $0.0056 per share	4,250,000	4,250	19,550	-	-	23,800
Net loss	-	-	-	(8,446)	-	(8,446)
Balance, July 31, 2006	7,250,000	7,250	19,550	(8,446)	-	18,354
Net loss	-	-	-	(16,454)	-	(16,454)
Balance, July 31, 2007	7,250,000	7,250	19,550	(24,900)	-	1,900

- August 17, 2007 convertible	-	-	4,600	-	-	4,600
promissory note
- November 1, 2007 stock	21,750,000	21,750	(21,750)	-	-	-
dividend (3:1)
- November 30, 2007 repurchase	(8,000,000)	(8,000)	7,999	-	-	(1)
and cancellation of shares
- December 14, 2007 convertible	-	-	14,409	-	-	14,409
promissory note
- January 18, 2008 issuance of	10,000,000	10,000	6,990,000	-	-	7,000,000
shares in consideration of the
purchase of mineral property
- Accretion expenses of long-term	-	-	115,416	-	-	115,416
debt
- January 23, 2008 private	-	-	-	-	20,000	20,000
placement at $0.50 per share
- March 17, 2008 convertible	-	-	25,000	-	-	25,000
promissory note
- April 15, 2008 convertible	-	-	25,000	-	-	25,000
promissory note
- May 21, 2008 convertible	-	-	25,000	-	-	25,000
promissory note
Net loss	-	-	-	(187,110)	-	(187,110)
Balance, July 31, 2008	31,000,000	31,000	7,205,224	(212,010)	20,000	7,044,214

				Deficit
				Accumulated
			Additional	During the	Obligation to
	Common Shares		Paid-in	Exploration	Issue
	Number	Par Value	Capital	Stage	Shares	Total

Balance forward, July 31, 2008	31,000,000	31,000	7,205,224	(212,010)	20,000	7,044,214

- August 14, 2008 convertible promissory note	-	-	85,000	-	-	85,000

- October 29, 2008 issuance of shares in consideration for private	40,000	40	19,960	-	(20,000)	-

placement on January 23, 2008
- Cancellation of shares	(10,000,000)	(10,000)	10,000	-	-	-
- Write off of mineral properties	-	-	(7,288,824)	-	-	(7,288,824)
- Debt forgiven	-	-	118,153	-	-	118,153
Net loss	-	-	-	(163,490)	-	(163,490)
Balance, July 31, 2009	21,040,000	21,040	149,513	(375,500)	-	(204,947)

- October 8, 2009 convertible	-	-	10,688	-	-	10,688
promissory note
- October 27, 2009 issuance of	1,000,000	1,000	71,000	-	-	72,000
shares in consideration for
purchase of intellectual property
- November 19, 2009 convertible	1,900,900	1,901	16,587	-	-	18,488
promissory notes
- November 19, 2009 convertible	-	-	8,000	-	-	8,000
promissory note
- December 16, 2009 convertible	-	-	12,000	-	-	12,000
promissory note
- December 16, 2009 convertible	-	-	145,100	-	-	145,100
promissory note re-issuance
- March 1, 2010 convertible	-	-	5,455	-	-	5,455
promissory note
Net loss	-	-	-	(335,292)	-	(335,292)
Balance, July 31, 2010	23,940,900	23,941	418,343	(710,792)	-	(268,508)

- August 17, 2010 convertible	-	-	2,500	-	-	2,500
promissory note
- August 23, 2010 convertible	-	-	2,500	-	-	2,500
promissory note
- September 10, 2010 convertible	-	-	10,714	-	-	10,714
promissory note
- October 20, 2010 convertible	-	-	1,667	-	-	1,667
promissory note
- November 16, 2010 conversion of	6,075,628	6,076	324,924	-	-	331,000
promissory notes
- March 11, 2011 capital stock	1,000,000	1,000	119,000	-	-	120,000
issued for cash
Net loss	-	-	-	(297,195)	-	(297,195)

Balance, July 31, 2011	31,016,528	$ 31,017	$ 879,648	$ (1,007,987)	$ -	$ (97,322)

The accompanying notes are an integral part of these financial statements.

MOBILE DATA CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

1. NATURE AND CONTINUANCE OF OPERATIONS

Nature of Business

The Company was incorporated in the State of Nevada on July 13, 2005. The Company is a development stage company. The Company was in the business of acquiring, exploring and developing mineral properties and is now in the business of acquiring new technologies for development and marketing. Effective January 6, 2010, the Company changed its name to Mobile Data Corp. to reflect the Company’s new direction.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of July 31, 2011, the Company has not yet achieved any revenue or achieved profitable operations and has accumulated a deficit of $1,007,987. Contination as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Income Taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not, that such asset will not be realized.

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

F-6

MOBILE DATA CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

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

Financial Instruments

The fair value of the Company's financial instruments, consisting of cash, accounts payable, promissory notes payable and amount due to related party is estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of the intellectual property and deferred income tax rates and timing of the reversal of income tax differences.

 F-6

 MOBILE DATA CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Long-lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the fair value is less than the carrying amount of an asset.

Intangible Assets

The Company provides for amortization on intangible assets over a three year period on a straight line basis. The Company recognizes impairment when the fair value is less than the carrying amount of the intangible assets.

Recent Accounting Pronouncements

Recent pronouncements issued by Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3. INTELLECTUAL PROPERTY

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

The purchase price consisted of a payment of $5,000 and the issuance of 1,000,000 shares of the Company with a market value of $72,000 (Note 6). The Company incurred legal expenses of $10,000 relating to this acquisition which was expensed during the year ended July 31, 2010.

The intellectual property is amortized over a useful life of three years and $25,668 (July 31, 2010 - $19,549) was expensed during the year ended July 31, 2011.

F-6

MOBILE DATA CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

3. INTELLECTUAL PROPERTY – Cont’d

The Company retained Spidex to provide services to further develop and commercialize the purchased assets for $12,000 per month for a period of one year starting from October 27, 2009. For the year ended July 31, 2010, $36,000 was paid to Spidex and recorded as development costs. As of April 8, 2010, the Company cancelled the services with Spidex. Under the terms of the Asset Purchase Agreement, the Company is obligated to issue Spidex a license to utilize the intellectual property in the event the Company terminates the service agreement. The terms of the license agreement is to be negotiated between the Company and Spidex. As at July 31, 2011, the license agreement terms have not been negotiated and the Company has not granted Spidex the license.

During the year ended July 31, 2011, the Company recorded a $31,783 impairment charge to the intellectual property due to no revenues have been generated from this intellectual property.

4. CONVERTIBLE PROMISSORY NOTES PAYABLE

Balance at July 31, 2009	$ 178,541
October 8, 2009 convertible note issued (a)	28,500
November 19, 2009 convertible note issued (b)	20,000
November 19, 2009 converted to shares (c)	(4,600)
November 19, 2009 converted to shares (c)	(13,888)
December 16, 2009 convertible notes issued (d)	15,000
March 1, 2010 convertible note issued (f)	20,000
May 4, 2010 convertible note issued (g)	10,000
June 22, 2010 convertible note issued (h)	10,000
July 27, 2010 convertible note issued (i)	12,500
Translation adjustment	(53)
Balance at July 31, 2010	276,000
August 17, 2010 convertible promissory note issued (j)	10,000
August 23, 2010 convertible promissory note issued (k)	10,000
September 10, 2010 convertible promissory note issued (l)	25,000
October 20, 2010 convertible promissory note issued (m)	10,000
November 16, 2010, converted to shares (n)	(331,000)
Balance at July 31, 2011	$ -

F-6

MOBILE DATA CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

4. CONVERTIBLE PROMISSORY NOTES PAYABLE – Cont’d

a)      On October 8, 2009, the Company issued a convertible promissory note with a principal amount of $28,500. The note was unsecured, payable on demand and without interest. The note was convertible into one share of the Company for each $0.08 outstanding in principal. At conversion, the maximum number of shares that could be issued was 356,250. The beneficial conversion feature of $10,688 was expensed as a finance charge.

b)      On November 19, 2009, the Company issued a convertible promissory note with a principal amount of $20,000. The note was unsecured, payable on demand and without interest. The note was convertible into one share of the Company for each $0.05 outstanding in principal. At conversion, the maximum number of shares that could be issued was 400,000. The beneficial conversion feature of $8,000 was expensed as a finance charge.

c)      On November 19, 2009, the Company issued 1,900,900 shares on the conversion of convertible promissory notes issued to the Company’s president for amounts of $4,600 issued on August 17, 2007 and $13,888 (CDN$15,000) issued on December 14, 2007.

d)      On December 16, 2009, the Company issued two convertible promissory notes with a principal amount of $15,000. The notes were unsecured, payable on demand and without interest. The notes were convertible into one share of the Company for each $0.05 outstanding in principal. At conversion, the maximum number of shares that could be issued was 300,000. The beneficial conversion feature of $12,000 was expensed as a finance charge.

e)      On December 16, 2009, the Company issued two new convertible promissory notes of $133,500 and $75,000 to replace promissory notes issued previously. The notes were unsecured, payable on demand and without interest. The notes were convertible into one share of the Company for each $0.05 outstanding in principal. Among the original convertible promissory notes, $160,000 was convertible into one share of the Company for each $0.50 outstanding in principal, $28,500 was convertible into one share of the Company for each $0.08 outstanding and $20,000 was convertible into one share of the Company for each $0.05 outstanding in principal. At conversion, the maximum number of shares that could be issued was 4,170,000. The beneficial conversion feature of $145,100 was expensed as a financial charge.

f)       On March 1, 2010, the Company issued a convertible promissory note with a principal amount of $20,000. The note was unsecured, payable on demand and without interest. The note was convertible into one share of the Company for each $0.11 outstanding in principal. At conversion, the maximum number of shares that could be issued was 181,818. The beneficial conversion feature of $5,455 was expensed as a finance charge.

g)      On May 4, 2010, the Company issued a convertible promissory note with a principal amount of $10,000. The note was unsecured, payable on demand and without interest. The note was convertible into one share of the Company for each $0.05 outstanding in principal. At conversion, the maximum number of shares that could be issued was 200,000. There was no beneficial conversion feature resulting from this issuance as the conversion price equalled the market price on the issuance date.

F-6

MOBILE DATA CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

4. CONVERTIBLE PROMISSORY NOTES PAYABLE – Cont’d

h)      On June 22, 2010, the Company issued a convertible promissory note with a principal amount of $10,000. The note was unsecured, payable on demand and without interest. The note was convertible into one share of the Company for each $0.05 outstanding in principal. At conversion, the maximum number of shares that could be issued was 200,000. There was no beneficial conversion feature resulting from this issuance as the conversion price equalled the market price on the issuance date.

i)        On July 27, 2010, the Company issued a convertible promissory note with a principal amount of $12,500. The note was unsecured, payable on demand and without interest. The note was convertible into one share of the Company for each $0.05 outstanding in principal. At conversion, the maximum number of shares that could be issued is 250,000. There was no beneficial conversion feature resulting from this issuance as the conversion price equalled the market price on the issuance date.

j)        On August 17, 2010, the Company issued a convertible promissory note with a principal amount of $10,000. The note was unsecured, payable on demand and without interest. The note was convertible into one share of the Company for each $0.08 outstanding in principal. At conversion, the maximum number of shares that could be issued is 125,000. The beneficial conversion feature of $2,500 was expensed as a finance charge.

k)      On August 23, 2010, the Company issued a convertible promissory note with a principal amount of $10,000. The note was unsecured, payable on demand and without interest. The note was convertible into one share of the Company for each $0.08 outstanding in principal. At conversion, the maximum number of shares that could be issued is 125,000. The beneficial conversion feature of $2,500 was expensed as a finance charge.

l)        On September 10, 2010, the Company issued a convertible promissory note with a principal amount of $25,000. The note was unsecured, payable on demand and without interest. The note was convertible into one share of the Company for each $0.07 outstanding in principal. At conversion, the maximum number of shares that could be issued is 357,143. The beneficial conversion feature of $10,714 was expensed as a finance charge.

m)    On October 20, 2010, the Company issued a convertible promissory note with a principal amount of $10,000. The note was unsecured, payable on demand and without interest. The note was convertible into one share of the Company for each $0.06 outstanding in principal. At conversion, the maximum number of shares that could be issued was 166,667. The beneficial conversion feature of $1,667 was expensed as a finance charge.

n)      On November 16, 2010, all outstanding notes were converted into 6,075,628 shares of the Company (Note 6).

F-6

MOBILE DATA CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

5. RELATED PARTY TRANSACTIONS

The Company has a balance owing to a director in the amount of $19,304 as at July 31, 2011 (July 31, 2010 - $13,320). The amount is non-interest bearing, unsecured, with no stated terms of repayment.

The related party transactions are measured at the exchange amount, which represent the amounts agreed to between the related parties.

6. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

On October 27, 2009, 1,000,000 shares were issued at market price of $72,000 in consideration for the purchase of intellectual property (Note 3).

On November 19, 2009, 1,900,900 shares were issued on the conversion of promissory notes with a face value of $18,488 (Note 4).

On November 16, 2010, the Company issued 6,075,628 shares of common stock upon the conversion of promissory notes with a face value of $331,000 (Note 4).

On March 11, 2011, the Company issued 1,000,000 common shares of the Company at $0.12 per share for total proceeds of $120,000.

On July 31, 2011 (July 31, 2010 – nil), there were no outstanding stock options or warrants.

7. INCOME TAXES

The expected income tax balances reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision. The following is a reconciliation of dtax provision based on reported loss and aggregated enacted tax rates:

	2011	2010

Loss before income taxes	$ (297,195)	$ (335,292)
Statutory tax rate	34%	35%

Expected recovery of income taxes computed at standard rates	(101,046)	(117,352)
Non-deductible item	16,715	63,435
Impact on changes in tax rates	10,568
Valuation allowance	73,763	53,917

Income tax provision	$ -	$ -

F-6

MOBILE DATA CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

7. INCOME TAXES – Cont’d

The approximate tax effect of the temporary difference that gives rise to the Company’s deferred tax asset is as follows:

	2011	2010
Components of deferred tax assets:
Non capital loss carry forwards	$ 443,644	$ 369,881
Less: valuation allowance	(443,644)	(369,881)

Net deferred tax asset	$ -	$ -

The Company has available net operating loss carry forwards of approximately $1,305,000 (2010 - $1,056,000) for tax purposes to offset future taxable income. The losses expires beginning 2026. The potential deferred tax benefits of these losses carried-forward have been offset by a valuation allowance in these financial statements due to significant uncertainty regarding their ultimate realization.

8. SUBSEQUENT EVENTS

a)        Subsequent to the year ended July 31, 2011, the Company entered into an asset purchase agreement to acquire certain assets (“Assets”) from BEET Company Ltd. (“BEET”), a software company incorporated in the British Virgin Islands. The acquisition involves acquiring the rights andthe development of an application that may be used in a wide variety of social media initiatives. As consideration for purchase of the Assets, the Company will pay $250,000 by issuing 2,500,000 restricted shares and making an annual royalty of 20% of the gross revenues generated by the Company in its business deriving from the Assets. Assets purchased from BEET included a domain name, notes, data, material, design and layout structure and content of the related domain name, business plan, software rights, intellectual property, equipment and technology used in and related to the business of BEET.

b)        Subsequent to the year ended July 31, 2011, the Company signed convertible promissory notes for principal amounts of $60,000. The notes are interest free, payable on demand, and each $0.03 of principal can be converted to one common share of the Company.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Mobile’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Mobile’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Mobile’s internal control over financial reporting is a process designed under the supervision of Mobile’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Mobile’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

& pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Mobile’s assets;

& provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

& provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Mobile’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Mobile’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Mobile’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mobile’s Chief Financial Officer in connection with the audit of its financial statements as of July 31, 2011 and these matters were communicated to its management.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of July 31, 2011, Mobile’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Mobile’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended July 31, 2011, that materially affected, or are reasonably likely to materially affect, Mobile’s internal control over financial reporting.

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

Belkis Jimenez Rivero & Ms. Jimenez Rivero (42 years old) has been a director and the CFO, treasurer, and corporate secretary of Mobile since July 2005 and has been the president and the CEO since September 2011. Ms. Jimenez Rivero was also the President and CEO of Mobile from July 2009 to January 2010. Ms. Jimenez Rivero has been the President of Belkis Fashions, a private boutique fashion design, manufacturer and distribution company in Vancouver, British Columbia since May 1999. Ms. Jimenez Rivero does not have any professional training or technical credentials in the exploration, development and operation of mines. Ms. Jimenez Rivero intends to devote approximately 20% of her business time to the affairs of Mobile.

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

(d) Involvement in Certain Legal Proceedings

During the past ten years, none of Mobile’s directors or officers has been:

& a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

& convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

& subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

& subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

& found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

& found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

& the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

& any Federal or State securities or commodities law or regulation; or

& any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

& any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

& the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

(h) Identification of Audit Committee

Mobile does not have a separately-designated standing audit committee. Rather, Mobile’s entire board of directors perform the required functions of an audit committee. Currently, Belkis Jimenez Rivero is the only members of Mobile’s audit committee, but Ms. Jimenez Rivero does not meet Mobile’s independent requirements for an audit committee member. See “Item 12. (c) Director independence” below for more information on independence.

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

As of July 31, 2011, Mobile did not have a written audit committee charter or similar document.

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

Item 11. Executive Compensation.

Mobile has paid $nil compensation to its named executive officers during its fiscal year ended July 31, 2011.

summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Belkis Jimenez Rivero President - CEO Sep 2011 – present July 2009 – Jan 2010 Nov 2007 –Jan 2008 CFO Jul 2005 – present	2009 2010 2011	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Steven Cozine President - CEO Jan 2010 – Sep 2011	2009 2010 2011	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil
Walter Stunder President - CEO Jan 2008 - July 2009	2009 2010 2011	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a

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

Item 12. Security Ownership of Certain Beneficial Holders and Management.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Belkis Jimenez Rivero 601 – 980 Cooperage Way Vancouver, British Columbia V6B 0C3 Canada	5,900,900	17.6%

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 33,516,528 shares of common stock issued and outstanding as of November 11, 2011.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common stock	Belkis Jimenez Rivero 601 – 980 Cooperage Way Vancouver, British Columbia V6B 0C3 Canada	5,900,900	17.6%
common stock	Directors and Executive Officers (as a group)	5,900,900	17.6%

[1] Based on 33,516,528 shares of common stock issued and outstanding as of November 11, 2011.

(c) Changes in Control

Management is not aware of any arrangement that may result in a change in control of Mobile.

Item 13. Certain Relationships and Related Transactions.

(a) Transactions with Related Persons

Since the beginning of Mobile’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Mobile was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Mobile’s total assets at year-end for the last three completed fiscal years.

(b) Promoters and control persons

During the past five fiscal years, Robin Forshaw, Walter Stunder, Belkis Jimenez Rivero, and Steven Cozine have been promoters of Mobile’s business, but none of these promoters have received anything of value from Mobile nor is any person entitled to receive anything of value from Mobile for services provided as a promoter of the business of Mobile.

(c) Director independence

Mobile’s board of directors currently consists of Belkis Jimenez Rivero. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Mobile’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of Mobile or any other individual having a relationship which, in the opinion of Mobile’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Mobile in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of Mobile’s stock will not preclude a director from being independent.

In applying this definition, Mobile’s board of directors has determined that Ms. Jimenez Rivero does not qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

As of the date of the report, Mobile did not maintain a separately designated compensation or nominating committee.

Mobile has also adopted this definition for the independence of the members of its audit committee. Belkis Jimenez Rivero serves on Mobile’s audit committee. Mobile’s board of directors has determined that Ms. Jimenez Rivero is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is not “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

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

2011 - $21,000 – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

2010 - $23,500 – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Mobile’s consolidated financial statements and are not reported in the preceding paragraph:

2011 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

2010 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011 - $1,500 – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

2010 - $1,500 – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

2010 - $nil – Dale Matheson Carr-Hilton Labonte LLP – Chartered Accountants

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

Exhibit	Description	Status
3.1	Articles of Incorporation of Mobile Data Corp., filed as an Exhibit to Mobile’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.	Filed
3.2	Bylaws of Mobile Data Corp., filed as an Exhibit to Mobile’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.	Filed
3.3	Certificate of Amendment dated January 6, 2010, filed as an Exhibit to Mobile’s Form 8K (Current Report) on January 12, 2010, and incorporated herein by reference.	Filed
10.3	Letter of Intent dated September 29, 2009 between Spidex Technologies and Mobile Data Corp., filed as an Exhibit to Mobile’s Form 8-K (Current Report) on October 2, 2009, and incorporated herein by reference.	Filed
10.4	Asset Purchase Agreement dated October 27, 2009 between Mobile Data Corp. and Spidex Technologies, filed as an Exhibit to Mobile’s Form10-K (Annual Report) on November 2, 2009, and incorporated herein by reference.	Filed
10.5	Promissory Note dated December 16, 2009 given to Blue Cove Holdings Inc. by Endeavor Explorations Inc., filed as an Exhibit to Mobile’s Form 8K (Current Report) on December 22, 2009, and incorporated herein by reference.	Filed
10.6	Promissory Note dated December 16, 2009 given to Tiger Ventures Group, Ltd. by Endeavor Explorations Inc., filed as an Exhibit to Mobile’s Form 8K (Current Report) on December 22, 2009, and incorporated herein by reference.	Filed
10.7	Letter Agreement dated August 4, 2011 between Mobile Data Corp. and BEET Company Ltd., filed as an Exhibit to Mobile’s Form 8K (Current Report) on August 15, 2011, and incorporated herein by reference.	Filed
10.8	Asset Purchase Agreement dated August 9, 2011 between Mobile Data Corp. and BEET Company Ltd., filed as an Exhibit to Mobile’s Form 8K (Current Report) on August 15, 2011, and incorporated herein by reference.	Filed
14	Code of Ethics, filed as an Exhibit to Mobile’s Form 10-Q (Quarterly Report) on March 17, 2008, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
101 *	Financial statements from the annual report on Form 10-K of Mobile Data Corp. for the year ended July 31, 2011, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders’ Deficit.	Furnished

* In accordance with Rule 402 of Regulation S-T, the XBRL (“eXtensible Business Reporting Language”) related information is furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Mobile Data Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Mobile Data Corp.

By: /s/ Belkis Jimenez Rivero
Name: Belkis Jimenez Rivero
Title: Director and CEO
Dated: November 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Mobile Data Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Belkis Jimenez Rivero

President, Chief Executive Officer,

Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, and Corporate Secretary

Member of the Board of Directors

November 15, 2011