Form 10-Q
period 2011-10-31
Mobile Data Corp.
filed 2011-12-22
CIK 1390134

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended October 31, 2011

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

[ X ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

[ X ] Yes [ ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 14, 2011
common stock - $0.001 par value	33,516,528

part I – financial information

Item 1. Financial Statements.

Mobile data corp.

(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

OctOber 31, 2011

Table of Contents: Index

Balance Sheets F-1

Statements of Operations F-2

Statements of Cash Flows F-3

Notes to the Financial Statements F-4

MOBILE DATA CORP.

(A Development Stage Company)

BALANCE SHEETS

	October 31,	July 31,
	2011	2011
	(unaudited)

ASSETS

CURRENT
Cash	$ 5,104	$ 510
Prepaid expenses	11,469	10,275
	16,573	10,785

Intellectual property	121,918	-
	$ 138,491	$ 10,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT
Accounts payable and accrued liabilities	$ 53,333	$ 88,803
Promissory notes payable	60,000	-
Due to related parties	20,234	19,304
	133,567	108,107

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares, $0.001 par value
Issued and outstanding:
33,516,528 common shares (July 31, 2011 – 31,016,528)	31,017	31,017
Obligation to issue shares	125,000	-
Additional paid-in capital	879,648	879,648
Deficit accumulated during the development stage	(1,030,741)	(1,007,987)
	4,924	(97,322)

	$ 138,491	$ 10,785
Subsequent event (Note 4)

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS (unaudited)

			Cumulative from
	Three months	Three months	July 13, 2005
	ended	ended	(Inception) to
	October 31,	October 31,	October 31,
	2011	2010	2011

Expenses
Amortization of intellectual property	$ 3,082	$ 6,417	$ 48,299
Development costs	5,601	15,739	177,531
Finance charges	-	17,381	400,254
Mineral property costs	-	-	45,358
Office and other administration expenses	14,071	33,320	327,516

Net loss before other items	(22,754)	(72,857)	(998,958)
Other item
Impairment of intellectual property	-	-	31,783

Net loss	$ (22,754)	$ (72,857)	$ (1,030,741)
Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding - basic and diluted	31,016,528	23,940,900

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (unaudited)

			Cumulative from
	Three months ended October 31,	Three months ended October 31,	July 13, 2005 (Inception) to October 31,
	2011	2010	2011

Cash Flow From Operating Activities
Net loss	$ (22,754)	$ (72,857)	$ (1,030,741)
Non-cash items:
Amortization of intellectual property	3,082	6,417	48,299
Foreign exchange	-	-	(8,489)
Financial charges	-	17,381	400,254
Impairment of intellectual property	-	-	31,783
Working capital changes:
Prepaid expenses	(1,194)	(6,367)	(11,469)
Accounts payable and accrued liabilities	(35,470)	8,565	53,333
Due to related parties	930	-	6,914
Net cash used in operations	(55,406)	(46,861)	(510,116)

Cash Flow From Investing Activities
Acquisition of intellectual property	-	-	(5,000)
Acquisition of mineral property	-	-	(288,824)
Net cash used in investing activities	-	-	(293,824)

Cash Flow From Financial Activities
Advances from related party	-	-	13,320
Long-term debt, net	-	-	218,916
Issuance of capital stock	-	-	166,800
Repurchase shares for cancellation	-	-	(1)
Proceeds from promissory notes payable	60,000	55,000	410,009
Net cash provided by financing activities	60,000	55,000	809,044

Increase in cash	4,594	8,139	5,104

Cash, beginning	510	8,759	-

Cash, ending	$ 5,104	$ 16,898	$ 5,104

Supplemental cash flow information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non-cash item:
Shares issued for mineral property	$ -	$ -	$ 7,000,000
Shares issued on conversion of debt	$ -	$ -	$ 355,564
Shares issued for acquisition of intellectual property	$ 125,000	$ -	$ 197,000

The accompanying notes are an integral part of these interim financial statements.

MOBILE DATA CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2011 (unaudited)

1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the year ending July 31, 2012.

2. CONVERTIBLE PROMISORY NOTES PAYABLE

Balance at July 31, 2011	$ -
October 5, 2011 convertible promissory note issued	30,000
October 5, 2011 convertible promissory note issued	30,000
Balance at October 31, 2011	$ 60,000

On October 5, 2011, the Company issued a convertible promissory note with a principal amount of $30,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted to one share of the Company for each $0.03 outstanding in principal. At conversion, the maximum number of shares that will be issued is 1,000,000. There was no beneficial conversion feature resulting from this issuance as the conversion price equalled the market price on the issuance date.

On October 5, 2011, the Company issued a convertible promissory note with a principal amount of $30,000. The note is unsecured, payable on demand and does not bear any interest. The note, or any part thereof, can be converted to one share of the Company for each $0.03 outstanding in principal. At conversion, the maximum number of shares that will be issued is 1,000,000. There was no beneficial conversion feature resulting from this issuance as the conversion price equalled the market price on the issuance date.

MOBILE DATA CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2011 (unaudited)

3. INTELLECTUAL PROPERTY

On August 9, 2011, the Company entered into an agreement with Beet Company Ltd. (“BEET”) to acquire the following intellectual property from BEET:

a)      All software rights to the LiveJive Broadcaster Software and related intellectual property including any related technology or applications to be developed.

b)      Domain name: livejive.com

The purchase price consisted of the issuance of 2,500,000 shares of the Company with a market value of $125,000 which has been capitalized and recorded as obligation to issue shares at the period end, and an annual royalty of 20% of gross revenues.

The carrying value of intellectual property is amortized over its estimated useful life of three years and $3,082 was expensed for the three months ended October 31, 2011.

4. SUBSEQUENT EVENT

Subsequent to October 31, 2011, the Company issued 2,500,000 shares of its common shares for the purchase of the intellectual property assets from BEET (Note 3).

The Company evaluated subsequent events through the date of filing these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF Mobile Data Corp. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Mobile is a development stage company in the business of acquiring new technologies for development and marketing. Mobile’s focus is to identify and assess new projects for acquisition purposes that are more global in nature and technology-based.

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

Financial Condition

As at October 31, 2011, Mobile had a cash balance of $5,104. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Mobile’s common stock or sale of its products. If Mobile is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Mobile. Mobile does not have any financing arranged and Mobile cannot provide investors with any assurance that Mobile will be able to raise sufficient funding from the sale of its common stock or its products. In the absence of such financing or revenue, Mobile’s business will fail.

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

Capital Resources

As of October 31, 2011, Mobile had total assets of $138,491, consisting of $5,104 in cash, $11,469 in prepaid expenses, and $121,918 in intellectual property, and total current liabilities of $133,567 for a net working capital of $4,924, compared with a net working capital of $(97,322) as of July 31, 2011. The liabilities consisted of $53,333 in accounts payable and accrual liabilities, $60,000 in promissory notes payable, and $20,234 due to related parties.

There are no assurances that Mobile will be able to achieve further sales of its common stock or any other form of additional financing. If Mobile is unable to achieve the financing necessary to continue its plan of operations, then Mobile will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the three month period ended October 31, 2011, net cash used in operating activities increased to $55,406 compared with $46,861 for the same three month period in the previous fiscal year.

At October 31, 2011, Mobile had cash of $5,104. During the three month period ended October 31, 2011, Mobile used $55,406 in cash for operating activities. This was primarily a result of non-cash items of $3,082 in amortization of intellectual property and the non-cash working capital items of $(1,194) in prepaid expenses, $(35,470) in accounts payable and accrual liabilities, and $930 due to related parties.

Net Cash Used in Investing Activities

Net cash used by investing activities was $nil for the three month period ended October 31, 2011, as compared with $nil used for the same three month period in the previous fiscal year for the acquisition of the intellectual property.

Net Cash Provided By Financing Activities

Net cash flows provided by financing activities increased to $60,000 for the three month period ended October 31, 2011 as compared with financing activities of $55,000 for the same three month period in the previous fiscal year, solely as a result of proceeds from promissory notes payable of $60,000, as compared to $55,000 from proceeds from promissory notes payable for the same three month period in the previous fiscal year.

Results of Operation for the Period Ended October 31, 2011

Mobile has had no operating revenues since its inception on July 13, 2005, through to October 31, 2011. Mobile’s activities have been financed from the proceeds of share subscriptions and from proceeds from promissory notes. From its inception, on July 13, 2005, to October 31, 2011 Mobile has raised a total of $166,800 from private offerings of its common stock and a total of $410,009 from proceeds from promissory notes payable.

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

	Three months ended October 31, 2011 $	Three months ended October 31, 2010 $	Accumulated from July 13, 2005 (Date of Inception) to October 31, 2011 $
	(unaudited)	(unaudited)	(Audited)
Revenue	–	–	–

Expenses

Amortization of intellectual property	3,082	6,417	48,299
Development costs	5,601	15,739	177,531
Finance charges	-	17,381	400,254
Mineral property costs	-	-	45,358
Office and other administration expenses	14,071	33,320	327,516
Impairment of intellectual property	-	-	31,783

Net Loss	(22,754)	(72,857)	(1,030,741)

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

Mobile had no contingencies or long-term commitments at October 31, 2011.

Tabular Disclosure of Contractual Obligations

Mobile is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Overview and Anticipated Expenses

Management anticipates spending approximately $520,000 on the research, development, and marketing of the technology in the next 12 months. However, the amount to be spent on the technology will depend on whether Mobile can develop the technology to a point where it is marketable.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Mobile’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of October 31, 2011.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in Mobile’s internal controls over financial reporting during the quarter ended October 31, 2011, that materially affected, or are reasonably likely to materially affect, Mobile’s internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Mobile has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Mobile undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Mobile at info@Mobiledatacorp.com to request a copy of Mobile’s code of ethics. Management believes Mobile’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 6. Exhibits

(a)               Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Mobile’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-52958 and SEC File Number 333-140779.

Exhibit	Description	Status
3.1	Articles of Incorporation of Mobile Data Corp., filed as an Exhibit to Mobile’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.	Filed
3.2	Bylaws of Mobile Data Corp., filed as an Exhibit to Mobile’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.	Filed
3.3	Certificate of Amendment dated January 6, 2010, filed as an Exhibit to Mobile’s Form 8K (Current Report) on January 12, 2010, and incorporated herein by reference.	Filed
10.1	Mineral Property Purchase Agreement dated July 28, 2006 between Ainslie Corrigan and Mobile Data Corp., filed as an Exhibit to Mobile’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.	Filed
10.2	Mineral Property Purchase Agreement dated January 18, 2008 between Rod Dubnick and Mobile Data Corp., filed as an Exhibit to Mobile’s Form 8-K (Current Report) on January 24, 2008, and incorporated herein by reference.	Filed
10.3	Letter of Intent dated September 29, 2009 between Spidex Technologies and Mobile Data Corp., filed as an Exhibit to Mobile’s Form 8-K (Current Report) on October 2, 2009, and incorporated herein by reference.	Filed
10.4	Asset Purchase Agreement dated October 27, 2009 between Mobile Data Corp. and Spidex Technologies, filed as an Exhibit to Mobile’s Form10-K (Annual Report) on November 2, 2009, and incorporated herein by reference.	Filed
10.5	Promissory Note dated December 16, 2009 given to Blue Cove Holdings Inc. by Endeavor Explorations Inc., filed as an Exhibit to Mobile’s Form 8K (Current Report) on December 22, 2009, and incorporated herein by reference.	Filed
10.6	Promissory Note dated December 16, 2009 given to Tiger Ventures Group, Ltd. by Endeavor Explorations Inc., filed as an Exhibit to Mobile’s Form 8K (Current Report) on December 22, 2009, and incorporated herein by reference.	Filed
10.7	Letter Agreement dated August 4, 2011 between Mobile Data Corp. and BEET Company Ltd., filed as an Exhibit to Mobile’s Form 8K (Current Report) on August 15, 2011, and incorporated herein by reference.	Filed
10.8	Asset Purchase Agreement dated August 9, 2011 between Mobile Data Corp. and BEET Company Ltd., filed as an Exhibit to Mobile’s Form 8K (Current Report) on August 15, 2011, and incorporated herein by reference.	Filed
14	Code of Ethics, filed as an Exhibit to Mobile’s Form 10-Q (Quarterly Report) on March 17, 2008, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
101 *	Financial statements from the quarterly report on Form 10-Q of Mobile Data Corp. for the quarter ended October 31, 2011, formatted in XBRL: (ii) the Balance Sheets, (ii) the Statements of Operations; and (iii) the Statements of Cash Flows	Included

* In accordance with Rule 406T of Regulation S-T, the XBRL (“eXtensible Business Reporting Language”) related information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Mobile Data Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Mobile Data Corp.

Dated: December 20, 2011

By: /s/ Belkis Jimenez Rivero

Name: Belkis Jimenez Rivero

Title: Director and CEO and CFO

(Principal Executive Officer and

Principal Financial Officer)