Form 10-Q
period 2014-10-31
GeoTraq Inc.
filed 2015-02-02
CIK 1390134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

001-36799

Commission File Number

GeoTraq Inc.
(Exact name of the Registrant as specified in its charter)

Nevada	98-0639972
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1200 Westlake Ave N., Suite 607, Seattle, WA 98109

(Address of principal executive offices and zip code)

Telephone (206) 283-1400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒ No ☐

The number of shares outstanding of registrant’s common stock at October 31, 2014 was 58,516,528 shares.

GEOTRAQ, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GEOTRAQ INC.

BALANCE SHEETS (UNAUDITED)

	October 31,	July 31,
	2014	2014
ASSETS

Cash	$38,241	$87,389
Prepaid expenses	-	3,550

Total current assets	38,241	90,939

TOTAL ASSETS	$38,241	$90,939

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY

Accounts payable & accrued liabilities	-	$7,750
Due to related parties	-	-

Total current liabilities	-	7,750

Promissory notes payable (Note 2)	807,908	484,222

Total non-current liabilities	807,908	484,222

Shareholders’ deficit:
Common stock

Authorized:
75,000,000 common shares, $0.0001 par value

Issued and outstanding:
58,516,528 common shares (July 31, 2014 - 58,516,528)	5,852	5,852

Additional paid-in capital	1,032,313	1,032,313
Deficit accumulated during the development stage	(1,802,230)	(1,439,198)

TOTAL STOCKHOLDERS’ DEFICIT	(769,917)	(401,033)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$38,241	$90,939

See accompanying notes to unaudited consolidated financial statements

GEOTRAQ INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	October 31,	October 31,
	2014	2013

Revenues	$-	$-

Expenses
Finance charges	323,686	-
Office and other administrative expenses	34,130	213
Development costs	15,000	-
Mineral property costs	-	-
Amortization of intellectual property	-	-
Total operating expenses	372,816	213

Net loss before other items	(372,816)	(213)

Other Items
Write-off of accounts payable	-	-
Impairment of intellectual property	-	-
Total other items	-	-

Net loss	$(372,816)	$(213)

Net loss per share – basic and fully diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	43,956,088	33,516,528

See accompanying notes to unaudited consolidated financial statements

GEOTRAQ INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended
	October 31,	October 31,
	2014	2013
Cash flows from (used in) operating activities
Net loss	$(372,816)	$(213)
Non-cash items
Amortization of intellectual property	-	-
Foreign exchange	-	-
Finance charges	323,686	-
Impairment of intellectual property	-	-
Write-off of accounts receivable	-	-
Changes in non-cash working capital items
Prepaid expenses	-	-
Accounts payable & accrued liabilities	-	120
Net cash provided by (used in) operations	(49,130)	(93)

Cash flows from (used in) investing activities
Acquisition of intellectual property	-	-
Acquisition of mineral property	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Advance from related parties	-	-
Long term debt, net	-	-
Proceeds from the issuance of promissory notes	-	-
Repurchase of incorporator shares	-	-
Issuance of common stock for intellectual property	-	-
Proceeds from the issuance of capital stock	-	-
Net cash provided by (used in) financing activities	-	-

Increase (decrease) in cash	(49,130)	(93)

Cash, beginning	87,371	312

Cash, end	$38,241	$219

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash item:
Shares issued for mineral property	$-	$-
Shares issued on conversion of debt	$-	$-
Shares issued for acquisition of intellectual property	$-	$-
Conversion of advances due from related parties to promissory notes	$18,422	$-

See accompanying notes to unaudited consolidated financial statements

GEOTRAQ INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2014, included in the Company’s Form S-1A filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form S-1A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the year ending July 31, 2015.

2. CONVERTIBLE PROMISORY NOTES PAYABLE

The Company has a promissory note payable of $18,422 (plus a valuation allowance of $239,486, or a total promissory note payable of $257,908) as of October 31, 2014 owing to a former director of the Company (July 31, 2013 - $18,422 in advances payable to related parties). On March 21, 2014 the Company restructured advances payable to a related party of $18,422 into a convertible promissory note agreement. The note is unsecured, payable on demand, and does not bear any interest. The note, or any part thereof, can be converted to one common share of the Company for each $0.01 outstanding in principal. At conversion, the maximum number of shares that will be issued is 1,842,200. The Company recorded a beneficial conversion feature of $165,800 resulting from these issuances as the conversion price was less than the market price as of October 31, 2014. The beneficial conversion feature of $239,486 has been recorded as finance charges on the Statements of Operations.

On October 5, 2011, the Company issued convertible promissory notes with principal balances of $60,000 (plus a valuation allowance of $260,000 or total promissory notes payable of $320,000). The notes are unsecured, payable on demand, and do not bear any interest. The notes, or any part thereof, can be converted to one common share of the Company for each $0.03 outstanding in principal. At conversion, the maximum number of shares that will be issued is 2,000,000. The Company recorded a beneficial conversion feature of $260,000 resulting from these issuances as the conversion price was less than the market price as at October 31, 2014. The beneficial conversion feature of $260,000 has been recorded as finance charges on the Statements of Operations.

On June 20, 2014, the Company issued convertible promissory notes with principal balances of $100,000 (plus a valuation allowance of $130,000 or total promissory notes payable of $230,000). The notes are unsecured, payable on demand, and do not bear any interest. The notes, or any part thereof, can be converted to one common share of the Company for each $0.10 outstanding in principal. At conversion, the maximum number of shares that will be issued is 1,000,000. The Company recorded a beneficial conversion feature of $130,000 resulting from these issuances as the conversion price was less than the market price as at October 31, 2014. The beneficial conversion feature of $130,000 has been recorded as finance charges on the Statements of Operations.

3. SUBSEQUENT EVENTS

Subsequent to October 31, 2014, the Company issued 1,000,000 shares in settlement of convertible promissory notes with the face value of $100,000.

Subsequent to October 31, 2014, the Company issued 1,500,000 common shares of the Company at $0.0001 per share for total proceeds of $150.

Subsequent to October 31, 2014, the Company issued 250,000 common shares of the Company at $0.10 per share for total proceeds of $25,000.

The Company evaluated subsequent events through the date of filing these financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

1. OVERVIEW

GeoTraq Inc. (“GeoTraq” or the “Company”) was incorporated in the State of Nevada on July 13, 2005. On April 1, 2014, the company changed its name from “Mobile Data Corp.” to “GeoTraq Inc.”

GeoTraq is a development stage company engaged in the development, manufacture and sale of cellular transceiver modules (the “Technology”), also known as Cell-ID modules, and the associated services required to support Cell-ID enabled products. The Technology provides solutions for the tracking, asset recovery and location based industries. The focus of the research and development of the Technology has been on developing a unique cellular transceiver specifically enabled by Cell-ID with all its inherent advantages over GPS and RFID to provide solutions for the tracking, asset recovery and location based industries.

During the next 12 months, GeoTraq will be engaged in product development, certification and manufacturing of its core product, the Cell-ID module. GeoTraq also plans to start Phase 2 of its business plan which will include an aggressive marketing campaign designed to increase awareness of its Technology and its many applications. In Phase 2, GeoTraq plans to (1) hire personnel for sales, marketing and customer service, (2) create a marketing strategy for the Technology and its products, and (3) implement its marketing strategy on its target market.

GeoTraq has working capital of $38,241 as at October 31, 2014 to assist with product development, certification and manufacturing of its Technology; Phase 2 of its business plan, and for generally working capital.

In March 2014, the shareholders of GeoTraq appointed a new board of directors and a new management team. In March 2014, Belkis Jiminez was replaced by Gregg Sullivan as sole Director, CEO, CFO and President of the Company.

2. PLAN OF OPERATION

GeoTraq has not had any significant revenues generated from its business operations since inception through to October 31, 2014. Through to the date of this report, there were no revenues to assist with GeoTraq’s required working capital. Until GeoTraq is able to generate any consistent and significant revenue it will be required to raise additional funds by way of equity or debt financing.

At any phase, if GeoTraq finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations. If GeoTraq cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital.

3. RISK FACTORS

An investment in GeoTraq’s common stock involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in GeoTraq’s Form S-1A filed on November 25, 2014.

4. FINANCIAL CONDITION

As at October 31, 2014, GeoTraq had a cash balance of $38,241. As at October 31, 2014, management did not anticipate generating any revenue for the foreseeable future, and is entirely reliant on future funding. Based on the nature of GeoTraq’s business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that very few technology companies in the development stage ultimately develop, market, and successfully sell their products. GeoTraq’s future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

•	GeoTraq’s ability to raise additional funding;

•	the competitive market for similar technology and the pricing of such technology;

•	the results of GeoTraq ’ s proposed research and development on its Technology; and

•	GeoTraq’s ability to find joint venture partners for the development of its Technology.

Due to GeoTraq’s lack of operating history and present inability to generate revenues, GeoTraq’s auditors have stated their opinion that there currently exists a substantial doubt about GeoTraq’s ability to continue as a going concern. Even if GeoTraq’s completes its proposed phases of its plan of operation, and it is successful in developing and marketing the Technology, GeoTraq will have to spend substantial funds on further research and development and marketing before it will know whether its plan of operation will be successful. All cash flows are generated in United States dollars.

5. LIQUIDITY

GeoTraq’s internal sources of liquidity have been loans made available to GeoTraq from management. Management has previously loaned GeoTraq services and rent. Though GeoTraq has no written arrangements with any of its directors or officers, GeoTraq expects that the directors or officers will continue to provide GeoTraq with internal sources of liquidity, if it is required, and consider settling debts through the issuance of equity. Also, GeoTraq’s external sources of liquidity will be private placements for equity and promissory notes that are convertible into equity.

6. CAPITAL RESOURCES

As of October 31, 2014, GeoTraq had total current assets of $38,241, consisting of cash and prepaid expenses (compared with a net working capital of $90,939 as of July 31, 2014). The current assets consist of $38,241 in cash.

There are no assurances that GeoTraq will be able to achieve further sales of its common stock or any other form of additional financing. If GeoTraq is unable to achieve the financing necessary to continue its plan of operations, then GeoTraq will not be able to continue its development of the Technology and its business will fail.

7. CASH FLOW FROM OPERATING ACTIVITIES

For the three month period ended October 31, 2014, the net cash provided by operating activities decreased to $49,130 compared with net cash provided by operating activities of $93 for the three month period of the previous fiscal year. The increase in cash used in operating activities was due to the fact that there was limited operating activities in the prior fiscal year.

8. CASH FLOW FROM INVESTING ACTIVITIES

Cash flow used in investing activities for the three month period ended October 31, 2014 was zero, as compared to zero for the three month period in the previous fiscal year ended October 31, 2013.

9. CASH FLOW FROM FINANCING ACTIVITIES

Net cash flows provided by financing activities for the three month period ended October 31, 2014 was zero, as compared to zero for the three month period in the previous fiscal year ended October 31, 2013.

10. RESULTS OF OPERATIONS FOR THE PERIOD ENDED OCTOBER 31, 2014

GeoTraq has had no operating revenues since its inception on July 13, 2005, through to October 31, 2014. GeoTraq’s activities have been financed from the proceeds of share subscriptions and debt financings.

A summary of GeoTraq’s results of operations for the years ended October 31, 2014 and October 31, 2013 with comparison to inception through to October 31, 2014 is as follows:

	Accumulated from July 13, 2005 (Date of Inception) to October 31, 2014	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013
	$	$	$
	(Audited)	(Audited)	(Audited)
Revenue	-	-	-

Expenses

Amortization of intellectual property	96,358	-	-
Development costs	186,930	15,000	-
Finance charges	723,940	17,886	-
Mineral property costs	45,358	-	-
Office and admin expenses	372,189	34,130	213
Impairment of intellectual property	105,642	-	-
Write-off of accounts payable	(24,203)		-

Net Loss	(1,506,214)	(67,016)	(213)

10. RESULTS OF OPERATIONS FOR THE PERIOD ENDED OCTOBER 31, 2014 (continued)

GeoTraq has not attained profitable operations and is dependent upon obtaining financing to pursue future acquisitions. For these reasons, there is substantial doubt that GeoTraq will be able to continue as a going concern.

Development Costs

Development costs include costs for software development and testing.

Finance Charges

Finance charges include the beneficial conversion features of convertible promissory note instruments.

Office and Administration Expenses

Office and other administration expenses includes office rent and professional expenses, which include legal, accounting and auditing expenses associated with GeoTraq’s corporate organization, the preparation of GeoTraq’s financial statements and GeoTraq’s continuous disclosure filings with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

GeoTraq has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

11. MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES

GeoTraq had no contingencies or long-term commitments as at August 31, 2014, aside from the $100,000 in convertible promissory notes (plus a valuation allowance of $130,000 recorded on the financial statements with regards to the beneficial conversion feature) discussed above as well as $60,000 in outstanding convertible promissory notes (plus a valuation allowance of $260,000 recorded on the financial statements with regards to the beneficial conversion features) from the prior financial year and $18,422 in convertible promissory notes (plus a valuation allowance of $289,486 recorded on the financial statements with regards to the beneficial conversion feature) that were converted from advances owing to a related party.

12. TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

GeoTraq is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

13. OVERVIEW AND ANTICIPATED EXPENSES

Management anticipates spending at least $200,000 on the development, marketing and sales of the Technology in the next 12 months.

14. CRITICAL ACCOUNTING POLICIES

GeoTraq’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of GeoTraq’s financial statements is critical to an understanding of GeoTraq’s financial statements.

15. FORWARD LOOKING STATEMENTS

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including statements regarding GeoTraq’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “ may” , “ will” , “ should” , “ expect” , “ plan” , “ intend” , “ anticipate” , “ believe” , “ estimate” , “ predict” , “ potential” or “ continue” , the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports GeoTraq files with the Securities and Exchange Commission. These factors may cause GeoTraq’s actual results to differ materially from any forward-looking statement. GeoTraq disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulation.

Item 4. Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible changes or additions to our controls and procedures.

As of the end of the period covered by this report (November 30, 2013), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

2. Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

GeoTraq is not a party to any pending legal proceedings and, to the best of GeoTraq’s knowledge, none of GeoTraq’s property or assets are the subject of any pending legal proceedings.

Item 1A. Risk Factors

GeoTraq is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOTRAQ INC.

Date: January 30, 2015	By:	/s/ Gregg Sullivan
Gregg Sullivan
Director and CEO and CFO
(Principal Executive Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Articles of Incorporation of GeoTraq Inc., filed as an Exhibit to GeoTraq’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.
3.2	Bylaws of GeoTraq Inc., filed as an Exhibit to GeoTraq’s Form SB-2 (Registration Statement) on February 16, 2007, and incorporated herein by reference.
3.3	Certificate of Amendment dated January 6, 2010, filed as an Exhibit to GeoTraq’s Form 8K (Current Report) on January 12, 2010, and incorporated herein by reference.
3.5

Promissory Note dated March 21, 2014 given to Belkis Jimenez Rivero by GeoTraq Inc., filed as an Exhibit to GeoTraq’s Form S-1A (Registration Statement) on November 3, 2014, and incorporated herein by reference.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

