Form 10-Q
period 2015-01-31
GeoTraq Inc.
filed 2015-03-23
CIK 1390134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

The number of shares outstanding of registrant’s common stock at March 13, 2015 was 62,950,028 shares.

GEOTRAQ, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GEOTRAQ INC.

(Formerly Mobile Data Corp.)

(A development stage enterprise)

Balance Sheets

	(Unaudited)	(Audited)
	January 31, 2015	July 31, 2014
ASSETS
Current assets:
Cash	$37,024	$87,389
Prepaid Expenses		3,550
Total current assets	37,024	90,939

Total assets	$37,024	$90,939

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$35,000	$7,750
Total current liabilities	35,000	7,750

Long term liabilities
Convertible notes	384,222	484,222
Total long term liabilities	384,222	484,222

Total liabilities	419,222	491,972

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 75,000,000 authorized, 61,266,528 and 58,516,528 shares issued and outstanding	6,127	5,852
Capital in excess of par value	1,157,188	1,032,313
Deficit accumulated during the development stage	(1,545,513)	(1,439,198)
Total stockholders' deficit	(382,198)	(401,033)
Total liabilities and stockholders' deficit	$37,024	$90,939

See accompanying notes to unaudited consolidated financial statements

GEOTRAQ INC.

(Formerly Mobile Data Corp.)

(A development stage enterprise)

Statements of Operations
(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	ended	ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014

Revenue	$-	$-	$-	$-

General and administrative expenses:
Hardware Engineering	30,000	-	45,000	-
Professional fees	18,808	-	48,974	-
Rent	2,345	-	4,875	-
Office and other administration expense	6,014	112	7,466	155
Total operating expenses	57,167	112	106,315	155
(Loss) from operations	(57,167)	(112)	(106,315)	(155)

Other income (expense):
Interest (expense)	-	-	-	-
(Loss) before taxes	(57,167)	(112)	(106,315)	(155)
Provision (credit) for taxes on income	-	-	-	-
Net (loss)	$(57,167)	$(112)	$(106,315)	$(155)

Basic earnings (loss) per common share	$(0.00)	$-	$(0.00)	$-

Weighted average number of shares outstanding	61,277,517	36,674,220	62,042,343	35,670,740

See accompanying notes to unaudited consolidated financial statements

GEOTRAQ INC.

(Formerly Mobile Data Corp.)

(A development stage enterprise)

Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended	ended
	January 31, 2015	January 31, 2014
Cash flows used by operating activities:
Net (loss)	$(106,315)	$(155)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Interest expense
Change in current assets and liabilities:
Prepaid expenses	3,550	-
Accounts payable and accrued expenses	27,250	21
Net cash flows used by operating activities	(75,515)	(134)

Cash flows used by investing activities:
Purchase of fixed assets	-	-
Net cash flows used by investing activities	-	-

Cash flows provided by financing activities:
Proceeds from sale of common stock	25,150	-
Related party payables	-	-
Net cash flows provided by financing activities	25,150	-

Net cash flows	(50,365)	(134)
Cash and equivalents, beginning of period	87,389	210
Cash and equivalents, end of period	$37,024	$76

Supplemental cash flow disclosures:
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-
Shares issued to settle convertible debenture	$100,000	-

See accompanying notes to unaudited consolidated financial statements

GEOTRAQ INC.

Formerly Mobile Data Corp.

(A development stage enterprise)

Notes to Financial Statements

January 31, 2015

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business - GeoTraq Inc., formerly Mobile Data Corp. (“We,” or “the Company”) is a Nevada corporation incorporated on July 13, 2005. Effective April 1, 2014, the Company changed its name to GeoTraq Inc.

The Company is a development stage computer hardware company. The Company was formerly in the business of acquiring new technologies for development and marketing, and prior to that, the business of acquiring, exploring and developing mineral properties

Basis of presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, and cash flows of the Company for the period ending January 31, 2015 and July 31, 2014 and the three and six months ended January 31, 2015 and 2014.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of January 31, 2015 and July 31, 2014.

Convertible Debentures:

Beneficial Conversion Features - If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded as a debt discount pursuant to FASB ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Debt Discount - The Company determines of the convertible debenture should be accounted for as liability or equity under FASB ASC 480, Liabilities – Distinguishing Liabilities from Equity. FASB ASC 480, applies to certain contract involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, Obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and Certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

-	A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer’s equity shares with an issuance date fair value equal to a fixed dollar amount.

-

Variations in something other than the fair value of the issuer’s equity shares for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer’s equity shares, or

-	Variations inversely related to changes in fair value of the issuer’s equity shares, for example, a written put that could be net share settled.

GEOTRAQ INC.

Formerly Mobile Data Corp.

(A development stage enterprise)

Notes to Financial Statements

January 31, 2015

Note 1 - Organization and summary of significant accounting policies (continued):

Fair value of financial instruments - The Company has adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FASB ASC 815, in certain circumstances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

Determination of fair value - The Company’s financial instruments consist of convertible notes payable. The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

The Company complies with the provisions of FASB ASC 820-10, “Fair Values Measurements and Disclosures.” FASB ASC 820-10 relates to financial assets and financial liabilities. FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the Unites States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 and Level 2) and the lowest priority to unobservable inputs (Level 3).

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net loss per share calculation - Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

Development Stage Company - The Company’s financial statements are prepared as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities” pursuant to the provisions of Topic 26, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and developing functional beverages that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

Recently Issued Accounting Pronouncements - For the periods ended January 31, 2014 and July 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

GEOTRAQ INC.

Formerly Mobile Data Corp.

(A development stage enterprise)

Notes to Financial Statements

January 31, 2015

Note 2 - Uncertainty, going concern:

At July 31, 2015, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Related Party Transactions:

On March 1, 2014 the Company issued 25,000,000 common shares at $0.0001 per share for gross proceeds of $2,500 to a director and officer of the Company.

Note 4 - Convertible Notes Payable:

The Company has a promissory note payable of $18,422 (plus a valuation allowance of $165,800, or a total promissory note payable of $184,222) as at July 31, 2014 owing to a former director of the Company (July 31, 2013 - $18,401 in advances payable to related parties). On March 21, 2014 the Company restructured advances payable to a related party of $18,422 into a convertible promissory note agreement. The note is unsecured, payable on demand, and does not bear any interest. The note, or any part thereof, can be converted to one common share of the Company for each $0.01 outstanding in principal. At conversion, the maximum number of shares that will be issued is 1,842,200. The Company recorded a beneficial conversion feature of $165,800 resulting from these issuances as the conversion price was less than the market price as of July 31, 2014. The beneficial conversion feature of $165,800 has been recorded as finance charges on the Statements of Operations.

On October 5, 2011, the Company issued convertible promissory notes with principal balances of $60,000 (plus a valuation allowance of $140,000 or total promissory notes payable of $200,000). The notes are unsecured, payable on demand, and do not bear any interest. The notes, or any part thereof, can be converted to one common share of the Company for each $0.03 outstanding in principal. At conversion, the maximum number of shares that will be issued is 2,000,000. The Company recorded a beneficial conversion feature of $140,000 resulting from these issuances as the conversion price was less than the market price as at July 31, 2014. The beneficial conversion feature of $140,000 has been recorded as finance charges on the Statements of Operations.

On June 20, 2014 the Company entered into a convertible promissory note agreement with note proceeds of $100,000. The note is unsecured, payable on demand, and does not bear any interest. The note, or any part thereof, can be converted to one common share of the Company for each $0.10 outstanding in principal. At conversion, the maximum number of shares that will be issued is 1,000,000. The Company did not record beneficial conversion feature resulting from these issuances as the conversion price was higher than the market price as at July 31, 2014. The Company issued 1,000,000 shares on December 30, 2014 to pay off this convertible note.

GEOTRAQ INC.

Formerly Mobile Data Corp.

(A development stage enterprise)

Notes to Financial Statements

January 31, 2015

Note 5 - Common Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.0001 per share.

On November 16, 2010, the Company issued 6,075,628 shares of common stock upon the conversion of promissory notes with a face value of $331,000 (including the $55,000 in convertible promissory notes issued during the year ended July 31, 2011. See Note 5 Convertible Promissory Notes for more details).

On March 11, 2011, the Company issued 1,000,000 common shares of the Company at $0.12 per share for total proceeds of $120,000.

On August 9, 2011 the Company reserved for issuance 2,500,000 common shares with respect to the BEET asset purchase agreement (see Note 3 Intellectual Property for more details). On November 8, 2011 the Company issued the 2,500,000 common shares to BEET.

On July 31, 2011 the Company reclassified the Statement of Stockholders’ Deficit to reflect a par value of $0.0001. The former auditors of the Company misstated the par value of the Company as at July 31, 2011.

On March 1, 2014 the Company issued 25,000,000 common shares at $0.0001 per share for gross proceeds of $2,500.

On October 31, 2014, the Company issued 1,000,000 shares of common stock in settlement of the convertible promissory note with the face value of $100,000.

On December 30, 2014, the Company issued 1,500,000 shares of commons stock for $150 cash.

On January 20, 2015, the Company issued 250,000 shares of common stock for $25,000 cash.

As at January 31, 2015 there were no outstanding stock options or warrants.

Note 6 - Employment Agreement:

The Company had employment agreements with its officers. The agreements called for $500 per month payable to Judson Culter, $2,000 per month for Gregory Gotvald and $5,000 per month for Gregg Sullivan. On December 31, 2014, the Company terminated all the employment contracts.

The Company currently owes $5,000 to Mr. Sullivan.

The balance of these agreements as of January 31, 2015 was $5,000.

Note 7 - Termination of Officers:

On December 31, 2014, the Company filed form 8-K to announce the resignation of Judson Culter as Chief Financial Officer and Gregory Gotvald as Chief Operations Officer.

Additionally, in December 2014, Gregg Sullivan consented to and was appointed Chief Financial Officer of the Company by the board of directors. Mr. Sullivan is also the current Chief Executive Officer.

Note 8 - Subsequent Events:

Management has reviewed events between January 31, 2015 and the date the financials were issued, March 13, 2015, and there were no significant events identified for disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This report contains “forward-looking statements.” Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example: GeoTraq’s ability to raise additional funding; the competitive market for similar technology and the pricing of such technology; the results of GeoTraq’s proposed research and development on its technology; and GeoTraq’s ability to find joint venture partners for the development of its Technology. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

During the next 12 months, GeoTraq will complete the first sales of its products and engage in further product development, certification and manufacturing of its core product, the Cell-ID module. GeoTraq also plans to start Phase 2 of its business plan which will include an aggressive marketing campaign designed to increase awareness of its Technology and its many applications. In Phase 2, GeoTraq plans to (1) hire personnel for sales, marketing and customer service, (2) create a marketing strategy for the Technology and its products, and (3) implement its marketing strategy on its target market.

RECENT DEVELOPMENTS

The Company announced in February that it has, in the ordinary course of business, received a purchase order for 30,000 Cell-ID modules from iTraq, Inc. for the Company’s tracking device that can be located anywhere in the world where cellular service is available. iTraq, Inc. is selling the tracking devices through Indiegogo.com.

On December 31, 2014, the Company filed form 8-K to announce the resignation of Judson Culter as Chief Financial Officer and Gregory Gotvald as Chief Operations Officer.

Additionally, in December 2014, Gregg Sullivan consented to and was appointed Chief Financial Officer of the Company by the board of directors. Mr. Sullivan is also the current Chief Executive Officer.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2015 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2014

The Company had no operating revenues for the three month periods ended January 31, 2015 and 2014.

The Company had office and administration expense of $57,167 in the three months ended January 31, 2015 compared to $112 for the three month period ended January 14, 2014. Office and other administration expenses includes office rent and professional expenses, which include legal, accounting and auditing expenses associated with GeoTraq’s corporate organization, the preparation of GeoTraq’s financial statements and GeoTraq’s filings with the Securities and Exchange Commission.

SIX MONTHS ENDED JANUARY 31, 2015 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2014

The Company had no operating revenues for the six month periods ended January 31, 2015 and 2014.

The Company had office and administration expense of $106,315 in the six months ended January 31, 2015 compared to $155 for the six month period ended January 31, 2014. Office and other administration expenses includes office rent and professional expenses, which include legal, accounting and auditing expenses associated with GeoTraq’s corporate organization, the preparation of GeoTraq’s financial statements and GeoTraq’s filings with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2015, GeoTraq had a cash balance of $37,024 compared to a cash balance of $87,389 at July 31, 2014. As at January 31, 2015, management did not anticipate generating net income during the next year, and will be reliant on future funding to sustain its operations.

GeoTraq has not had any significant revenues generated from its business operations since inception through to January 31, 2015. Through to the date of this report, there were no revenues to assist with GeoTraq’s required working capital. Until GeoTraq is able to generate any consistent and significant revenue, it will be required to raise additional funds by way of equity or debt financing.

GeoTraq’s internal sources of liquidity have been loans made available to GeoTraq from management and private placements of its common stock. Management has previously provided GeoTraq services and rent. Though GeoTraq has no written arrangements with any of its directors or officers, GeoTraq expects that the directors or officers will continue to provide GeoTraq with internal sources of liquidity, if it is required, and consider settling debts through the issuance of equity. Also, GeoTraq’s external sources of liquidity will be private placements for equity and promissory notes that are convertible into equity.

While the Company cannot guarantee the availability of equity or debt financing, it believes that through a combination of cash on hand, initial sales of its product and equity and debt financing, the Company will have the cash to continue for at least the next twelve months. At any phase, if GeoTraq finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations. If GeoTraq cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital.

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

For the six month period ended January 31, 2015, the net cash used by operating activities was $75,515,compared with $134 used in operating activities during the six month period of the previous fiscal year, primarily as a result of office and other administrative expenses. The increase in cash used in operating activities was due to the fact that there were limited operating activities in the prior fiscal year.

Net cash flows provided by financing activities for the three month period ended October 31, 2014 was $25,150 for the six months ended January 31, 2015. Cash provided by financing activities for the six months ended January 31, 2015 was from the sale of common stock. On December 30, 2014, The Company issued 1,500,000 shares of commons stock for $150 cash. On January 20, 2015, The Company issued 250,000 shares of common stock for $25,000 cash.

Off-Balance Sheet Arrangements

GeoTraq has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES

GeoTraq had no contingencies or long-term commitments as of January 31, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of January 31, 2015. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of January 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation Plan

We will aggressively recruit experienced professionals to ensure that we include all necessary disclosures in our filings with the Securities and Exchange Commission. We are unable to remedy our controls related to the inadequate segregation of duties until we receive financing and/or income to hire additional employees. In the interim, however, we will hire the necessary consultants to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management as appropriate to allow timely decisions regarding required disclosure

Changes in Internal Control Over Financial Reporting

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

GEOTRAQ INC.

Date: March 23, 2015	By:	/s/ Gregg Sullivan
Gregg Sullivan
Director and CEO and CFO
(Principal Executive Officer and
Principal Financial Officer)

