Form 10-Q
period 2015-04-30
GeoTraq Inc.
filed 2015-06-15
CIK 1390134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock at June 10, 2015 was 65,108,728 shares.

GEOTRAQ, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GEOTRAQ INC.

(Formerly Mobile Data Corp.)

(A development stage enterprise)

Balance Sheets

	(Unaudited)	(Audited)
	April 30, 2015	July31, 2014

ASSETS
Current assets:
Cash	$69,834	$87,389
Prepaid Expenses	-	3,550
Total current assets	69,834	90,939

Total assets	$69,834	$90,939

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$30,000	$7,750
Customer deposits	50,000	-
Total current liabilities	80,000	7,750

Long term liabilities
Convertible notes	-	484,222
Total long term liabilities	-	484,222

Total liabilities	80,000	491,972

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 75,000,000 authorized, 65,108,728 and 58,516,528 shares issued and outstanding	6,511	5,852
Capital in excess of par value	1,541,026	1,032,313
Deficit accumulated during the development stage	(1,557,703)	(1,439,198)
Total stockholders' deficit	(10,166)	(401,033)
Total liabilities and stockholders' deficit	$69,834	$90,939

See accompanying notes to unaudited consolidated financial statements

GEOTRAQ INC.

(Formerly Mobile Data Corp.)

(A development stage enterprise)

Statements of Operations
(Unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	ended	ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

Revenue	$-	$-	$-	$-

General and administrative expenses:
Hardware Engineering	-	-	45,000	-
Professional fees	8,478	-	57,452	-
Rent	2,025	-	6,900	-
Office and other administration expense	1,081	11,776	9,759	11,931
Total operating expenses	11,584	11,776	119,111	11,931
(Loss) from operations	(11,584)	(11,776)	(119,111)	(11,931)

Other income (expense):
Other income	606	-	606	-
Interest expense	-	(305,800)	-	(305,800)
Write off accounts payable	-	15,146	-	15,146
(Loss) before taxes	(10,978)	(302,430)	(118,505)	(302,585)
Provision (credit) for taxes on income	-	-	-	-
Net (loss)	$(10,978)	$(302,430)	$(118,505)	$(302,585)

Basic earnings (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	62,685,179	39,284,108	63,101,521	41,346,192

See accompanying notes to unaudited consolidated financial statements

GEOTRAQ INC.

(Formerly Mobile Data Corp.)

(A development stage enterprise)

Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
	April 30, 2015	April 30, 2014
Cash flows from operating activities:
Net (loss)	$(118,505)	$(302,585)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Interest expense	-	305,800
Change in current assets and liabilities:
Prepaid expenses	3,550	(3,500)
Customer deposit	50,000	-
Accounts payable and accrued expenses	22,250	(7,979)
Net cash flows from operating activities	(42,705)	(8,264)
Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash flows from investing activities	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	25,150	2,500
Related party receivable	-	(10,334)
Proceeds from notes payable	-	18,422
Net cash flows from financing activities	25,150	10,588
Net cash flows	(17,555)	2,324
Cash and equivalents, beginning of period	87,389	210
Cash and equivalents, end of period	$69,834	$2,534

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Shares issued to settle convertible debenture	$3,842,200	$-

See accompanying notes to unaudited consolidated financial statements

GEOTRAQ INC.

Formerly Mobile Data Corp.

(A development stage enterprise)

Notes to Financial Statements

April 30, 2015

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business – GeoTraq Inc., formerly Mobile Data Corp. (“We,” or “the Company”) is a Nevada corporation incorporated on July 13, 2005. Effective April 1, 2014, the Company changed its name to GeoTraq Inc.

The Company is a development stage computer hardware company. The Company was formerly in the business of acquiring new technologies for development and marketing, and prior to that, the business of acquiring, exploring and developing mineral properties

Basis of presentation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, and cash flows of the Company for the period ending April 30, 2015 and July 31, 2014, the three and nine months ended April 30, 2015 and 2014.

Use of estimates –The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents – The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2015 and July 31, 2014.

Convertible Debentures:

Beneficial Conversion Features – If the conversion features of conventional convertible debt provided for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded as a debt discount pursuant to FASB ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Debt Discount – The Company determines of the convertible debenture should be accounted for as liability or equity under FASB ASC 480, Liabilities – Distinguishing Liabilities from Equity. FASB ASC 480, applies to certain contract involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, Obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and Certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

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

April 30, 2015

Note 1 - Organization and summary of significant accounting policies (continued):

Fair value of financial instruments – The Company has adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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

Determination of fair value – The Company’s financial instruments consisted of convertible notes payable. The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

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

FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consist of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 and Level 2) and the lowest priority to unobservable inputs (Level 3).

Federal income taxes – Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net loss per share calculation – Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

GEOTRAQ INC.

Formerly Mobile Data Corp.

(A development stage enterprise)

Notes to Financial Statements

April 30, 2015

Note 1 - Organization and summary of significant accounting policies (continued):

Development Stage Company – The Company’s financial statements are prepared as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities” pursuant to the provisions of Topic 26, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and developing functional beverages that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

Recently Issued Accounting Pronouncements – For the periods ended April 30, 2015 and July 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

At April 30, 2015, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

Note 4 - Convertible Notes Payable:

The Company had a promissory note payable of $18,422 (plus a valuation allowance of $165,800, or a total promissory note payable of $184,222) as at July 31, 2014 owing to a former director of the Company (July 31, 2013 - $18,401 in advances payable to related parties). On March 21, 2014 the Company restructured advances payable to a related party of $18,422 into a convertible promissory note agreement. The note is unsecured, payable on demand, and does not bear any interest. The note, or any part thereof, can be converted to one common share of the Company for each $0.01 outstanding in principal. At conversion, the maximum number of shares that will be issued is 1,842,200. The Company recorded a beneficial conversion feature of $165,800 resulting from these issuances as the conversion price was less than the market price as of July 31, 2014. The beneficial conversion feature of $165,800 has been recorded as finance charges on the Statements of Operations. This note was converted on April 27, 2015 into 1,8442,200 shares of restricted common stock.

On October 5, 2011, the Company issued convertible promissory notes with principal balances of $60,000 (plus a valuation allowance of $140,000 or total promissory notes payable of $200,000). The notes were unsecured, payable on demand, and do not bear any interest. The notes, or any part thereof, can be converted to one common share of the Company for each $0.03 outstanding in principal. At conversion, the maximum number of shares that will be issued is 2,000,000. The Company recorded a beneficial conversion feature of $140,000 resulting from these issuances as the conversion price was less than the market price as at July 31, 2014. The beneficial conversion feature of $140,000 had been recorded as finance charges on the Statements of Operations. These notes were converted into 2,000,000 shares of restricted common stock on April 27, 2015.

GEOTRAQ INC.

Formerly Mobile Data Corp.

(A development stage enterprise)

Notes to Financial Statements

April 30, 2015

Note 4 - Convertible Notes Payable (continued):

On June 20, 2014 the Company entered into a convertible promissory note agreement with note proceeds of $100,000. The note was unsecured, payable on demand, and does not bear any interest. The note, or any part thereof, can be converted to one common share of the Company for each $0.10 outstanding in principal. At conversion, the maximum number of shares that will be issued is 1,000,000. The Company did not record beneficial conversion feature resulting from these issuances as the conversion price was higher than the market price as at July 31, 2014. The Company issued 1,000,000 shares on December 30, 2014 to pay off this convertible note.

Note 5 - Cumulative Sale of Common Stock:

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

On December 30, 2014, The Company issued 1,500,000 shares of commons stock for $150 cash.

On January 20, 2015, The Company issued 250,000 shares of common stock for $25,000 cash.

On April 29, 2015 The Company issued 3,842,200 shares of common stock and reduced its convertible notes payable by $384,222.

As of April 30, 2015 there were no outstanding stock options or warrants.

Note 6 - Employment Agreement:

The Company had employment agreements with its officers. The agreements called for $500 per month payable to Judson Culter, $2,000 per month for Gregory Gotvald and $5,000 per month for Gregg Sullivan. On December 31, 2014, the Company terminated all the employment contracts.

The Company owed Mr. Sullivan $5,000 on January 31, 2015. The Company paid this balance on April 16, 2015.

The balance of these agreements as of April 30, 2015 was $0.

On December 31, 2014, the Company filed form 8-K to announce the resignation of Judson Culter as Chief Financial Officer and Gregory Gotvald as Chief Operations Officer.

Additionally, on December 2014, Gregg Sullivan consented to and was appointed Chief Financial Officer of the Company by the board of directors. Mr. Sullivan is also the current Chief Executive Officer.

Note 7 - Customer Deposit:

The Company received a customer deposit of $50,000 for the order of 30,000 GeoTraq modules at a price of $10 per module. The Company is currently fulfilling this order and will start recognizing income in the 4th quarter of their fiscal year.

Note 8 - Subsequent Events:

GeoTraq’s management has evaluated events occurring between April 30, 2015 and June 2, 2015, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at June 2, 2015, including the estimates inherent in the processing of the financial statements.

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

OVERVIEW

GeoTraq Inc. (“GeoTraq” or the “Company”) was incorporated in the State of Nevada on July 13, 2005. On April 1, 2014, the company changed its name from “Mobile Data Corp.” to “GeoTraq Inc.” GeoTraq is a development stage company engaged in the development, manufacture and sale of cellular transceiver modules (the “Technology”), also known as Cell-ID modules. Cell-ID technology has countless applications and built-in marketability for theft recovery and asset tracking devices.

GeoTraq has created the world's first and only dedicated Cell-ID transceiver module that can foster design and manufacturing of extremely small, inexpensive products with exceptional battery life, working for years on a single charge. GeoTraq hopes to establish Cell-ID as the new global standard for asset tracking. Using Cell-ID technology exclusively, GeoTraq believes it provides the lowest-cost solution and service life that will enable new global markets for location-based services (LBS) using technology similar to what emergency 911 location systems use right now.

The GeoTraq platform is a Java-based, scalable, multi-tenant software to manage an unlimited number of Cell-ID devices. GeoTraq will also offer customizable iPhone and Android applications to meet specific customer requirements. This means users of smart phones, tablets, and virtually any PC can benefit. Today, 200 million remote "connected" devices exist. By 2020, it is estimated that 50 billion will be in service. Products using Cell-ID will capitalize on basic delineators: long battery life, extremely small form factor, low deployment costs. Further, Cell-ID transceivers work indoors, unlike GPS.

GeoTraq has identified an untapped market for asset location and tracking devices. Already, many large companies have been in contact with GeoTraq for multiple commercial, government, military and industrial applications include asset location, theft recovery, security, and inventory control. Existing solutions have failed to meet the needs of a large, under-served portion of the LBS market. Consider that both RFID and Wi-Fi require close proximity for asset tracking; and GPS earns its reputation for being large, expensive, power hungry, and outdoor only. RFID's short-range solution works indoors but requires bothersome installation. GeoTraq's Cell-ID small, mobile and inexpensive solution works for years on a single charge.

Initially, GeoTraq plans to sell the Cell-ID module for $16 each and will charge a monthly service fee from $1 to $10 and $0.01 to $10 per look-up request (depending on the application). GeoTraq's comprehensive solution includes the Cell-ID transceiver, proprietary Cell-ID device firmware, WebTraq LBS platform software and secure Cell-ID service.

RECENT DEVELOPMENTS

The Company announced in February that it has, in the ordinary course of business, received a purchase order for 30,000 Cell-ID modules from iTraq, Inc. for the Company’s tracking device that can be located anywhere in the world where cellular service is available. iTraq, Inc. is selling the tracking devices through Indiegogo.com. On April 15, 2015, GeoTraq received a deposit of $50,000 for the sale of Cell-ID tracking devices that it will be required to manufacture pursuant to a purchase order for Cell-ID tracking devices. GeoTraq received 20 Cell-ID tracking device prototypes. Now, the Cell-ID tracking devices are undergoing testing and certification. After certification, GeoTraq will manufacture and deliver 5,000 Cell-ID tracking device to satisfy existing orders. GeoTraq anticipates that it will recognize revenue from the sale of these Cell-ID tracking devices in the fourth quarter of its fiscal year ending July 31, 2015.

GeoTraq recently filed a utility patent application to the United States Patent and Trademark Office. The patent application incorporates multiple claims to proprietary circuit design, firmware functionality, and software platform architecture that defines and supports Cell-ID modules.

GeoTraq announced that it received the approval and allocation of 1,000,000 unique IMEI numbers by the GSM Association (GSMA). IMEI numbers are unique to every GSM mobile device present in the world. They are encoded into the cellular modules that power mobile devices. No mobile device can register on a GSM cellular network without a unique IMEI number. The bank of IMEI numbers will be assigned to the first million Cell-ID modules manufactured by GeoTraq. The new G-200 2G Quad-Band Cell-ID Module will be capable of registering on over 1,200 cellular carriers throughout the world allowing it to be located practically anywhere. The G-200 2G GSM Quad-Band Cell-ID Module is the first in a new generation of cellular transceiver modules that will allow wireless device integrators to design and manufacture Cell-ID enabled location products for the commercial, industrial and consumer markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2015 COMPARED TO THREE MONTHS ENDED APRIL 30, 2014

The Company had no operating revenues for the three month periods ended April 30, 2015 and 2014.

The Company had operating expenses of $11,584 in the three months ended April 30, 2015 compared to $11,776 for the three months ended April 30, 2014. Operating expenses for the three months ended April 30, 2015 consisted of professional fees of $8,478, rent of $2,025 and other administration expenses of $1,081. Operating expenses for the three months ended April 30, 2015 consisted of office and other administration expenses of $11,776.

NINE MONTHS ENDED APRIL 30, 2015 COMPARED TO NINE MONTHS ENDED APRIL 30, 2014

The Company had no operating revenues for the nine month periods ended April 30, 2015 and 2014.

The Company had operating expenses of $119,111 in the nine months ended April 30, 2015 compared to $11,931 for the nine months ended April 30, 2014. Operating expenses for the nine months ended April 30, 2015 consisted of hardware engineering expenses of $45,000, professional fees of $57,452, rent of $6,900 and other administration expenses of $9,759. Operating expenses for the nine months ended April 30, 2015 consisted of office and other administration expenses of $11,776.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2015, GeoTraq had a cash balance of $69,834 compared to a cash balance of $87,389 at July 31, 2014. Management anticipates that it will recognize revenue from the sale of Cell-ID tracking devices in the fourth quarter of its current fiscal year ending July 31, 2015.

GeoTraq has not had any significant revenues generated from its business operations since inception through to April 30, 2015. Through to the date of this report, there were no revenues to assist with GeoTraq’s required working capital. Until GeoTraq is able to generate any consistent and significant revenue, it will be required to raise additional funds by way of equity or debt financing.

GeoTraq’s internal sources of liquidity have been loans made available to GeoTraq from management and private placements of its common stock. Management has previously provided GeoTraq services. Though GeoTraq has no written arrangements with any of its directors or officers, GeoTraq expects that the directors or officers will continue to provide GeoTraq with internal sources of liquidity, if it is required, and consider settling debts through the issuance of equity. Also, GeoTraq’s external sources of liquidity will be private placements for equity and promissory notes that are convertible into equity.

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

For the nine month period ended April 30, 2015, the net cash used by operating activities was $42,705, compared with $8,264 used in operating activities during the nine month period of the previous fiscal year, primarily as the Company’s expenses. The increase in cash used in operating activities was due to the fact that there were limited operating activities in the prior fiscal year.

Net cash flows provided by financing activities for the nine month period ended April 30, 2015 was $25,150 from the sale of common stock. On December 30, 2014, The Company issued 1,500,000 shares of commons stock for $150 cash. On January 20, 2015, The Company issued 250,000 shares of common stock for $25,000 cash.

Off-Balance Sheet Arrangements

GeoTraq has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES

GeoTraq had no contingencies or long-term commitments as of April 30, 2015.

CRITICAL ACCOUNTING POLICIES

GeoTraq’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of GeoTraq’s financial statements is critical to an understanding of GeoTraq’s financial statements. For the periods ended April 30, 2015 and July 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of April 30, 2015. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of April 30, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2015 The Company issued 3,842,200 shares of common stock and reduced its convertible notes payable by $384,222.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

Through June 10, 2015, Harris & Gillespie CPA’s, PLLC (the “Harris & Gillespie Entity”) was the independent registered public accounting firm of GeoTraq. Mr. Michael Gillespie was the audit partner at the Harris & Gillespie Entity responsible for auditing the Company. Mr. Gillespie informed Gregg Sullivan, the Company’s chief executive officer and a member of the Company’s Board of Directors (the “Board”), that the Harris & Gillespie Entity was in the process being dissolved. On January 15, 2015, Mr. Gillespie formed a new entity called Gillespie & Associates, PLLC (the “Michael Gillespie Entity”). Mr. Thomas J. Harris, formerly a partner at the Harris & Gillespie Entity, is not affiliated in any way with the Michael Gillespie Entity. On June 10, 2015, the Board dismissed the Harris & Gillespie Entity as its independent registered public accounting firm and engaged the Michael Gillespie Entity as the Company’s independent registered public accounting firm. Mr. Gillespie is the audit partner at the Michael Gillespie Entity that is responsible for auditing the Company.

The report of the Harris & Gillespie Entity on the audited financial statements of the Company for the fiscal years ended July 31, 2014 and 2013 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern qualification on the Company’s financial statements for the fiscal years then ended.

During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through June 10, 2015, there were no disagreements (as defined in Item 304 of Regulation S-K) with the Harris & Gillespie Entity on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Harris & Gillespie Entity, would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. Further, during the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through June 10, 2015, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Since Mr. Gillespie was the audit partner at the Harris & Gillespie Entity responsible for auditing the Company, the Company furnished Mr. Gillespie with a copy of this disclosure on June 10, 2015, providing Mr. Gillespie with the opportunity to furnish the Company with a letter addressed to the Commission stating whether he agrees with the statements made by the Company herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which he does not agree. A copy of Mr. Gillespie’s letter addressed to the Commission is filed as Exhibit 16.1 to this Report.

During the fiscal years ended July 31, 2014 and 2013, and the subsequent interim periods through January 31, 2015, neither the Company nor anyone acting on its behalf consulted the Michael Gillespie Entity with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that the Michael Gillespie Entity concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was the subject of a disagreement or a reportable event set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Document
16.1	Letter from Harris & Gillespie CPA dated June 15, 2015.
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

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

GEOTRAQ INC.

Date: June 15, 2015	By:	/s/ Gregg Sullivan
Gregg Sullivan
Director and CEO and CFO
(Principal Executive Officer and
Principal Financial Officer)

