Form 10-K
period 2015-07-31
GeoTraq Inc.
filed 2015-11-13
CIK 1390134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from__________to__________

Commission file number: 001-36799

GeoTraq Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0639972
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 Westlake Ave N., Suite 607, Seattle, WA	98109
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (206) 283-1400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,854,369 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price on the OTC Markets reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 30, 2015, the Registrant had 68,950,000 outstanding shares of its common stock, $0.0001 par value.

Documents incorporated by reference: none

GEOTRAQ INC.

FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements." Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "approximately," "estimate," "predict," "project," "potential," "continue," "ongoing," or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example: GeoTraq's ability to raise additional funding; the competitive market for similar technology and the pricing of such technology; the results of GeoTraq's proposed research and development on its technology; and GeoTraq's ability to find joint venture partners for the development of its Technology. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

ITEM 1. BUSINESS.

GeoTraq Inc. ("GeoTraq" or the "Company") was incorporated in the State of Nevada on July 13, 2005. On April 1, 2014, the company changed its name from "Mobile Data Corp." to "GeoTraq Inc." GeoTraq is a development stage company engaged in the development, manufacture and sale of cellular transceiver modules (the "Technology"), also known as Cell-ID modules. Cell-ID technology has countless applications and built-in marketability for theft recovery and asset tracking devices.

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

GeoTraq has successfully launched the WebTraq Cell-ID Management Platform. The WebTraq platform can manage Cell-ID devices on over 550 cellular carrier networks throughout the world. Manufacturers that design location and tracking products using the GeoTraq G-200 Cell-ID module can offer customers a complement of management features including smart phone applications and cloud connectivity for location data storage. Customers can also integrate Cell-ID device management into their existing systems by downloading and installing the WebTraq API. The flexibility of the WebTraq platform will allow customers both large and small to remotely manage thousands of active Cell-ID devices.

Products

The Company announced in February that it has, in the ordinary course of business, received a purchase order for 30,000 Cell-ID modules from iTraq, Inc. for the Company's tracking device that can be located anywhere in the world where cellular service is available. iTraq, Inc. is selling the tracking devices through Indiegogo.com. On April 15, 2015, GeoTraq received a deposit of $50,000 for the sale of Cell-ID tracking devices that it will be required to manufacture pursuant to a purchase order for Cell-ID tracking devices. GeoTraq received 50 Cell-ID tracking device prototypes. Now, the Cell-ID tracking devices are undergoing testing and certification.

GeoTraq has begun manufacturing the G-200 GSM Quad-Band Cell-ID modules and accompanying SIM cards holders. All modifications required for successful fabrication and assembly have been made and the first set of modules is scheduled to arrive next week. The majority of modules will be delivered to iTraq to satisfy the outstanding purchase order.

Intellectual Property

GeoTraq recently filed a utility patent application to the United States Patent and Trademark Office. The patent application incorporates multiple claims to proprietary circuit design, firmware functionality, and software platform architecture that defines and supports Cell-ID modules.

Manufacturing

We do not have long term contractual relationships with any of our manufacturers or vendors. There are no subassemblies or components that could not be purchased. Purchases to date of raw materials and related services have been on a purchase order basis using non-disclosure agreements.

Customers and Suppliers

A supplier's failure to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements or our technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, would create delays in production of our products or increase our unit costs of production. If we are required to replace any of our suppliers, while we should be able to obtain comparable components from alternative suppliers at comparable costs, this would create a delay in production.

Research and Development

Expenditures for research, development, and engineering of products are expensed as incurred. For the years ended July 31, 2015 and 2014, the Company did not incur research and development costs.

Competition

The markets for development, distribution and sale of location based products are rapidly evolving. New entrants seeking to gain market share by introducing new technology and new applications may make it more difficult for GeoTraq to sell its Technology, and could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of expected market share. Historically cellular carriers controlled access to the location of wireless devices registered to their networks. Recently, cell tower location and identification has become widely available through third party providers offering an alternative source to location data. Increased competition from cellular carriers and third party provides that do not rely on a cellular carrier may result in greater access to location information enabling competition which could harm GeoTraq's business and revenue.

We believe that the our product's characteristics will allow us to execute our business plan. The majority of our competitors may experience barriers to entry in these markets primarily related to the lack of similarly performing proprietary materials and processes.

Government Regulation

Currently, other than business and operations licenses applicable to most commercial ventures, GeoTraq is also required to comply with the FCC regulations and testing for its products. There can be no assurance that current or new laws or regulations will not, in the future, impose additional fees and taxes on GeoTraq and its business operations. Any new laws or regulations relating to the Technology or any new interpretations of existing laws could have a negative impact on GeoTraq's business and add additional costs to GeoTraq's business operations.

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

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for GeoTraq's products and services, increase the cost of doing business, or in some other manner have a negative impact on GeoTraq's business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Additionally, in response to concerns regarding "spam" (unsolicited electronic messages), "pop-up" web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations that would limit the use of unsolicited Internet advertisements. While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of GeoTraq's business operations.

Also, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet.

Costs and Effects of Compliance with Environmental Laws

GeoTraq currently has no costs to comply with environmental laws concerning its past exploration program on the Martin Lake Claims or the research and development of the Technology.

Employees

GeoTraq does not currently have any employees. The officers and directors of GeoTraq will remain as independent contractors until GeoTraq has raised sufficient funds provide at least 12 months of working capital. GeoTraq has retained the services of outside service providers to conduct the required research and development of the technology.

Principal Offices

Our principal office is located at 1200 Westlake Ave. N., Suite 607, Seattle, Washington 98109. The telephone number at this office is 206-283-1400.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease a 500 sq. ft. office on a month to month basis in Seattle, Washington with a month-to-month rental fee of $675 per month.

We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. We currently have no formal investment policy and do not intend to undertake investments in real estate as a part of our normal operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, claims are made against us in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. There is no litigation against us at this time.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Pink Market under the trading symbol "GTRQ." From January 12, 2010 to April 2, 2014, our stock was traded under the symbol "MBYL". The following table sets forth the range of reported high and low sales prices of our common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in our common stock should not be deemed to constitute an "established trading market."

	High	Low
For the year ending July 31, 2015:
Quarter Ended July 31, 2015	$0.095	$0.055
Quarter Ended April 30, 2015	$0.140	$0.070
Quarter Ended January 31, 2015	$0.200	$0.070
Quarter Ended October 31, 2014	$0.130	$0.068

For the year ending July 31, 2014:
Quarter Ended July 31, 2014	$0.150	$0.040
Quarter Ended April 30, 2014	$0.243	$0.001
Quarter Ended January 31, 2014	$0.005	$0.001
Quarter Ended October 31, 2013	$0.006	$0.002

Transfer Agent

Our transfer agent is Empire Stock Transfer located at 1859 Whitney Mesa Drive, Henderson, Nevada 89014, telephone (702)818-5898.

Holders

As of October 30, 2015, there were approximately 30 shareholders of record of our common stock.

Dividend Policy

We have not declared or paid any dividends and do not intend to pay any dividends in the foreseeable future to the holders of our common stock. We intend to retain future earnings, if any, for use in the operation and expansion of our business. Any future decision to pay dividends on common stock will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors may deem relevant.

Authorized Stock

GeoTraq's authorized capital stock consists of 75,000,000 shares of common stock at a par value of $0.0001 per share.

Equity Compensation Plan Information

GeoTraq has no equity compensation program including no stock option plan and none are planned for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On December 30, 2014, The Company issued 1,500,000 shares of common stock for $262,500. This included $150 in cash plus $262,350 of stock compensation expense.  On January 20, 2015, The Company issued 250,000 shares of common stock for $25,000 cash.  During fiscal year 2015, The Company issued 4,842,200 shares of common stock and reduced its convertible notes payable by $178,422.  On January 20, 2015, The Company issued 250,000 shares of common stock for $25,000 cash.  On May 19, 2015, The Company issued 91,272 shares of common stock for $8,214.  This included $9 in cash plus $8,205 expensed for marketing expenses.  On June 1, 2015, The Company granted 100,000 shares for services and issued 50,000 shares of common stock  with a payable of $3,990 recorded for the remaining 50,000 shares that were not issued; the total expense recorded was $7,980. This included $5 cash plus $7,975 expensed as professional fees.

All of the above offerings and sales were deemed to be exempt under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with us.

Recent Repurchases of Common Stock

None.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934, as amended, and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

OVERVIEW

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

The Company announced in February that it has, in the ordinary course of business, received a purchase order for 30,000 Cell-ID modules from iTraq, Inc. for the Company's tracking device that can be located anywhere in the world where cellular service is available. iTraq, Inc. is selling the tracking devices through Indiegogo.com. On April 15, 2015, GeoTraq received a deposit of $50,000 for the sale of Cell-ID tracking devices that it will be required to manufacture pursuant to a purchase order for Cell-ID tracking devices. GeoTraq received 50 Cell-ID tracking device prototypes. Now, the Cell-ID tracking devices are undergoing testing and certification.

GeoTraq has begun manufacturing the G-200 GSM Quad-Band Cell-ID modules and accompanying SIM cards holders. All modifications required for successful fabrication and assembly have been made and the first set of modules is scheduled to arrive next week. The majority of modules will be delivered to iTraq to satisfy the outstanding purchase order.

RESULTS OF OPERATIONS

JULY 31, 2015 COMPARED TO JULY 31, 2014

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	Year ended July 31, 2015	Year ended July 31, 2014 (restated)
Revenue	$-	$-
General and administrative expenses:	504,797	29,763
(Loss) from operations	(504,797)	(29,763)
Other income	606	-
Interest expense	(2,132)	(2,941)
Net (loss)	$(506,323)	$(32,704)

REVENUES

The Company had no operating revenues for the years ended July 31, 2015 and 2014. The Company expects to generate revenue in the fiscal year ended July 31, 2016.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company had general and administrative expenses of $504,797 for the year ended July 31, 2015 compared to $29,763 for the year ended July 31, 2014, reflecting the increase in the Company's operations.

For the years ended July 31, 2015 and 2014, the Company amortized a beneficial conversion feature of $100,000 with $77,838 amortized for the year ended July 31, 2015 and $22,162 amortized for the year ended July 31, 2014. The beneficial conversion feature was fully amortized as of July 31, 2015.

Other general and administrative expenses for the year ended July 31, 2015 were stock-based compensation for consultants of $262,350, professional fees (engineering, accounting and legal) of $82,785, hardware engineering expenses of $45,000 and other general and administrative expenses of $37,791 for rent, promotional expenses and other administrative expenses. Other general and administrative expenses were $7,601 for the year ended July 31, 2014.

OTHER EXPENSES

Interest expense was $2,132 for the year ended July 31, 2015 compared with $2,941 for the year ended July 31, 2014 as a result of a convertible note outstanding. The Company has no outstanding debt as of July 31, 2015. The Company recognized $606 of other income in the year ended July 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2015, GeoTraq had a cash balance of $45,130 compared to a cash balance of $87,389 at July 31, 2014. Management anticipates that it will recognize revenue from the sale of Cell-ID tracking devices in the fiscal year ending July 31, 2016.

GeoTraq has not had any significant revenues generated from its business operations since inception through to July 31, 2015. Through to the date of this report, there were no revenues to assist with GeoTraq's required working capital. Until GeoTraq is able to generate any consistent and significant revenue, it will be required to raise additional funds by way of equity or debt financing. In September 2015, as a result of subscription agreements signed in August 2015, the Company issued 3,700,000 registered shares for proceeds of $370,000.

GeoTraq's internal sources of liquidity have been loans made available to GeoTraq from management and private placements of its common stock. Management has previously provided GeoTraq services. Though GeoTraq has no written arrangements with any of its directors or officers, GeoTraq expects that the directors or officers will continue to provide GeoTraq with internal sources of liquidity, if it is required, and consider settling debts through the issuance of equity. Also, GeoTraq's external sources of liquidity will be private placements for equity and promissory notes that are convertible into equity.

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

Due to GeoTraq's lack of operating history and present inability to generate revenues, GeoTraq's auditors have stated their opinion that there currently exists a substantial doubt about GeoTraq's ability to continue as a going concern. Even if GeoTraq's completes its proposed phases of its plan of operation, and it is successful in developing and marketing the technology, GeoTraq will have to spend substantial funds on further research and development and marketing before it will know whether its plan of operation will be successful. With its current resources, GeoTraq has the funds to maintain its operations for the next 12 months.

For the year ended July 31, 2015, the net cash used by operating activities was $72,259, compared with $15,342 used in operating activities during the previous fiscal year, primarily from an increase in the Company's expenses and net loss, offset by changes in current assets and liabilities in the fiscal year ended July 31, 2015, including a customer deposit of $50,000 for the order of 30,000 GeoTraq modules at a price of $10 per module. The Company is currently fulfilling this order and will start recognizing income in the coming fiscal year.

Net cash flows provided by financing activities for the year ended July 31, 2015 was $30,000 from the sale of common stock. Net cash flows provided by financing activities for the year ended July 31, 2014 was $2,500 from the sale of common stock (on March 1, 2014 the Company issued 25,000,000 common shares at $0.0001 per share for gross proceeds of $2,500) and $100,000 from the issuance of a convertible note (on April 29, 2015, the Company issued 3,842,200 shares of common stock and reduced its convertible notes payable balance.

On December 30, 2014, The Company issued 1,500,000 shares of common stock for $262,500. This included $150 in cash plus $262,350 of stock compensation expense.  On January 20, 2015, The Company issued 250,000 shares of common stock for $25,000 cash.  On May 19, 2015, The Company issued 91,272 shares of common stock for $8,214.  This included $9 in cash plus $8,205 expensed for marketing expenses.  On June 1, 2015, The Company granted 100,000 shares for services and issued 50,000 shares of common stock  with a payable of $3,990 recorded for the remaining 50,000 shares that were not issued; the total expense recorded was $7,980. This included $5 cash plus $7,975 expensed as professional fees.

ECONOMY AND INFLATION

Our management believes that inflation has not had a material effect on our results of operations

CONTRACTUAL OBLIGATIONS

We do not have any liabilities related to long-term contractual obligations as of July 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the accompanying financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the accompanying financial statements and the accompanying notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. Management has discussed the selection of critical accounting policies and estimates with our Board of Directors, and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

The significant accounting policies followed are:

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of July 31, 2015 and 2014.

Convertible Debentures:

Beneficial Conversion Features – Beneficial conversion feature is a non-detachable conversion feature that is in the money at the commitment date. The Company follows the guidance of ASC Subtopic 470-20 Debt with Conversion and Other Options to evaluate as to whether beneficial conversion feature exists. Pursuant to Section 470-20-30 an embedded beneficial conversion feature recognized separately under paragraph 470-20-25-5 shall be measured initially at its intrinsic value at the commitment date (see paragraphs 470-20-30-9 through 30-12) as the difference between the conversion price (see paragraph 470-20-30-5) and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. When the Company issues an debt or equity security that is convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity security counterparty is legally committed to purchase such a security (Commitment Date), a beneficial conversion charge is measured and recorded on the Commitment Date for the difference between the fair value of the Company's common stock and the effective conversion price of the debt or equity security. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the debt or equity security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the debt or equity security.

Determination of fair value – The Company's financial instruments consisted of convertible notes payable. The Company believes all of the financial instruments' recorded values approximate their fair values because of their nature and respective durations.

The Company complies with the provisions of FASB ASC 820-10, "Fair Values Measurements and Disclosures." FASB ASC 820-10 relates to financial assets and financial liabilities. FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the Unites States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consist of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 and Level 2) and the lowest priority to unobservable inputs (Level 3).

RECENT ACCOUNTING PRONOUNCEMENTS

For the periods ended July 31, 2015 and 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the related notes begin on Page F-2, which are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that arc designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(c) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(t) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2015. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of July 31, 2015:

Resources: As of July 31, 2015, we had one employees in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Management's Remediation Initiatives

As our resources allow, we will add financial personnel to our management team. We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions.

(b) Changes InInternal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended July 31, 2015 that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of all of our directors and executive officers as of the date of this Annual Report. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Name	Age	Position
Gregg Sullivan	52	President, Chief Executive Officer and Chairman of the Board of Directors

Directors and Executive Officers

The following are the Company's directors and executive officers:

Gregg Sullivan has been a director, and the President and Chief Executive Officer of GeoTraq since April 2014. Mr. Sullivan is a high technology industry entrepreneur and technologist who has founded or co-founded over two dozen companies. He's a seasoned executive and financial adviser to entrepreneurs and early stage enterprises with extensive experience in start-up and entrepreneurial operations as well as operational experience in a diverse range of businesses. Mr. Sullivan intends to devote approximately 100% of his business time to the affairs of GeoTraq.

Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Director Independence

GeoTraq's board of directors currently consists of only Gregg Sullivan. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, GeoTraq's board of directors has adopted the definition of "independent director" as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an "independent director" means a person other than an executive officer or employee of GeoTraq or any other individual having a relationship which, in the opinion of GeoTraq's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from GeoTraq in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of GeoTraq's stock will not preclude a director from being independent. In applying this definition, Mr. Sullivan does not qualify as an "independent director" pursuant to Rule 4200(a)(15) of the NASDAQ Manual. As of the date of the report, GeoTraq did not maintain a separately designated compensation or nominating committee. GeoTraq has also adopted Item 407(a)(1)(ii) of Regulation S-K of the Securities Act for the definition of "independence" of the members of its Audit Committee. Gregg Sullivan and Judson Culter serve on GeoTraq's Audit Committee. GeoTraq's board of directors has determined that neither Mr. Sullivan nor Mr. Culter are "independent" for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and are not "independent" for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws. We have filed a copy of our code of ethics as an exhibit to this Annual Report on Form 10-K. This document may be reviewed by accessing our public filings at the SEC's web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during the fiscal year ended July 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes the total compensation earned by or paid to our principal executive officer, our principal financial officer and each of our two other executive officers other than our principal executive officer and principal financial officer for the fiscal years ended July 31, 2015 and 2014. The amounts represented in the "Options Award" column reflect the stock compensation expense recorded pursuant to the ASC Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive for such awards.

SUMMARY COMPENSATION TABLE

Name and principal position	Year Ended July 31,	Salary ($)	Bonus ($)	All other compensation ($)	Total

Gregg Sullivan	2015	-	-	-	-
President,CEO, Director Mar 2014 - present	2014	-	-	-	-

Judson Culter	2015	-	-	-	-
CFO Jun 2014 – December 2014	2014	-	-	-	-

Belkis Jimenez Rivero CFO Jul 2005 - April 2014 President - CEO Sep 2011 – April 2014	2014	-	-	-	-

Narrative Disclosure to Summary Compensation Table

The Company had consulting agreements with its officers. The agreements called for $500 per month payable to Judson Culter, $2,000 per month for Gregory Gotvald and $5,000 per month for Gregg Sullivan. On December 31, 2014, the Company terminated all the consulting agreements.

Additionally, on December 2014, Gregg Sullivan consented to and was appointed Chief Financial Officer of the Company by the board of directors. Mr. Sullivan is also the current Chief Executive Officer.

Outstanding Equity Awards

None

Director Compensation

None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of the date of this prospectus as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned Number of Shares of Common Stock	Percentage of Class
Gregg Sullivan (Officer and Director) (1) #	30,900,900	44.8%
Executive officers, directors, as a group (1 person)	30,900,000	44.8%

________________

# Address is Company's principal office at 1200 Westlake Ave N., Suite 607, Seattle, WA, 98109

Applicable percentage ownership in the following table is based on approximately 68,950,000 shares of common stock outstanding as of October 30, 2015 plus, for each individual, any securities that individual has the right to acquire within 60 days of October 30, 2015. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

Securities Authorized for Issuance under Equity Compensation Plans

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On March 1, 2014 the Company issued 25,000,000 common shares at $0.0001 per share for gross proceeds of $2,500 to a Gregg Sullivan.

Employment Agreements

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate audit fees billed for the years ended July 31, 2015 and 2014 was $2,000 and $3,000, respectively. Audit services include the audits of the financial statements included in the Company's annual reports on Form 10-K and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Policies and Procedures

We do not have an audit committee and, as a result, our Board of Directors evaluates the scope and cost of the engagement before the auditor renders audit or non-audit services. The Board of Directors has considered the services disclosed above in the captions audit fees and all other fees and has concluded that such services are compatible with the independence of our principal accountant.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Dismissal of Harris & Gillespie

On June 16, 2015, Harris & Gillespie CPA'S, PLLC ("Harris") was deregistered per PCAOB Release No. 105-2015-011. As Harris is no longer registered with the PCAOB, GeoTraq, Inc. (the "Company") may not include Harris's audit reports or consents in the Company filings with the U.S. Securities and Exchange Commission ("SEC"). This means that the Company may not include any audit reports or consents of Harris in any of the Company's upcoming reports, including, for instance, the Company's Form 10-K for the year ended July 31, 2015, any registration statement that the Company would file and any other reports that would require an audit of the period conducted by Harris.

On June 10, 2015, prior to the PCAOB deregistration, the Board dismissed Harris as its independent registered public accounting firm and engaged the Gillespie & Associates ("Gillespie") as the Company's independent registered public accounting firm.

Harris's on the audited financial statements of the Company for the fiscal years ended July 31, 2014 and 2013 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern qualification on the Company's financial statements for the fiscal years then ended.

During the fiscal years ended July 31, 2014 and 2013, and through the interim period ended June 16, 2015, there were no "disagreements" (as such term is defined in Item 304 of Regulation S-K) with Harris on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Harris would have caused them to make reference thereto in their reports on the financial statements for such periods. During the fiscal years ended July 31, 2014 and 3013, and through the interim period ended June 16, 2015, there were no "reportable events" (as such term is defined in Item 304 of Regulation S-K).

Prior to the engagement of Gillespie, neither the Company nor anyone acting on its behalf consulted Gillespie with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Gillespie concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was the subject of a disagreement or a reportable event set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

The Company attempted to provide Harris with its disclosures in this Current Report but the Harris entity has dissolved and is no longer in existence and therefore is unable to provide a consent letter.

Dismissal of Gillespie & Associates

On August 25, 2015, the Company's Board of Directors engaged M&K CPAs ("M&K") as the Company's independent registered public accounting firm and dismissed Gillespie. Gillespie did not issue any audit reports for the Company.

During the period from June 10, 2015 to August 25, 2015, there were no "disagreements" (as such term is defined in Item 304 of Regulation S-K) with Gillespie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Gillespie would have caused them to make reference thereto in their reports on the financial statements for such periods. During the period from June 10, 2015 to August 25, 2015, there were no "reportable events" (as such term is defined in Item 304 of Regulation S-K).

Prior to the engagement of M&K, neither the Company nor anyone acting on its behalf consulted M&K with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that M&K concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was the subject of a disagreement or a reportable event set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

On June 24, 2015, the Company provided the Gillespie with its disclosures in this Current Report disclosing the dismissal of Gillespie and requested in writing that Gillespie furnish the Company with a letter addressed to the SEC stating whether or not they agree with such disclosures. Gillespie's response is filed as an exhibit to this Current Report.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No.	Exhibit

3.1	Articles of Incorporation (Incorporated by reference to Registration Statement on Form SB-2 as filed on February 16, 2007)

3.2	Bylaws (Incorporated by reference to Registration Statement on Form SB-2 as filed on February 16, 2007)

3.3	Certificate of Amendment dated January 6, 2010 (Incorporated by reference to Current Report on Form 8K filed on January 12, 2010).

3.4	Certificate of Amendment dated March 21, 2014 (Incorporated by reference to Registration Statement on Form S-1 filed on September 25, 2014).

14.1	Code of Ethics*

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

___________

*	Filed herewith.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GeoTraq Inc.

Dated: November 13, 2015	By:	/s/ Gregg Sullivan
Gregg Sullivan
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Principal Financial Officer)

GEOTRAQ INC.

(Formerly Mobile Data Corp.)

Table of Contents

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets:
July 31, 2015 and 2014 (restated)	F-2

Statements of Operations:
For the years ended July 31, 2015 and 2014 (restated)	F-3

Statements of Shareholders' Deficits:
For the years ended July 31, 2015 and 2014 (restated)	F-4

Statements of Cash Flows:
For the years ended July 31, 2015 and 2014 (restated)	F-5

Notes to Financial Statements:
For the years ended July 31, 2015 and 2014 (restated)	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GeoTraq, Inc.

We have audited the accompanying balance sheets of GeoTraq, Inc. as of July 31, 2015 and 2014 and the related statement of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeoTraq Inc. as of July 31, 2015 and 2014, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, the 2014 financial statements have been restated to correct errors in the financial statements.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

November 12, 2015

GEOTRAQ INC.
(Formerly Mobile Data Corp.)
Balance Sheets
Audited

	July 31,	July 31,
	2015	2014
		(restated)
ASSETS
Current assets:
Cash	$45,130	$87,389
Prepaid Expenses	-	1,150
Total current assets	45,130	88,539

Total assets	$45,130	$88,539

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$32,000	$7,750
Deferred revenue	50,000	-
Total current liabilities	82,000	7,750

Long term liabilities:
Convertible note, related party	-	18,422
Convertible notes, net of discount of $0 and $77,838, respectively	-	82,162
Total long term liabilities	-	100,584

Total liabilities	82,000	108,334

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 75,000,000 authorized, 65,250,000 and 58,516,528 shares issued and outstanding	6,525	5,852
Additional paid in capital	1,614,839	1,135,254
Stock payable	8,990	-
Accumulated deficit	(1,667,224)	(1,160,901)
Total stockholders' deficit	(36,870)	(19,795)
Total liabilities and stockholders' deficit	$45,130	$88,539

See accompanying notes to financial statements

GEOTRAQ INC.
(Formerly Mobile Data Corp.)
Statements of Operations
Audited

	Year ended	Year ended
	July 31,	July 31,
	2015	2014
		(restated)

Revenue	$-	$-

General and administrative expenses:
Hardware Engineering	45,000	-
Stock-based compensation	262,350	-
Professional fees	82,785	3,000
Advertising	11,487	-
Rent	8,250	-
Amortization expense	77,838	22,162
Office and other administration expense	17,087	4,601
Total operating expenses	504,797	29,763
(Loss) from operations	(504,797)	(29,763)

Other income (expense):
Other income	606	-
Interest expense	(2,132)	(2,941)
(Loss) before taxes	(506,323)	(32,704)
Provision (credit) for taxes on income	-	-
Net (loss)	$(506,323)	$(32,704)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	61,067,684	43,956,088

See accompanying notes to financial statements

GEOTRAQ INC.
(Formerly Mobile Data Corp.)
Statements of Stockholders' Deficits
Audited

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in-Capital	Deficit	Stock Payable	Totals
Balance, July 31, 2013	33,516,528	$3,352	$1,032,313	$(1,128,197)	$-	$(92,532)
March 1, 2014 share purchase	25,000,000	2,500	-	-	-	2,500
Restatement for convertible debentures	-	-	102,941	-	-	102,941
Net (loss)	-	-	-	(32,704)	-	(32,704)
Balance, July 31, 2014 (restated)	58,516,528	5,852	1,135,254	(1,160,901)	-	(19,795)
Shares issued for cash	250,000	25	24,975	-	-	25,000
Shares issued for cash and services performed	1,641,272	164	274,540	-	3,990	278,694
Shares converted from promissory note	4,842,200	484	177,938	-	-	178,422
Imputed interest on convertible notes	-	-	2,132	-	-	2,132
Cash received for shares not issued	-	-	-	-	5,000	5,000
Net (loss)	-	-	-	(506,323)	-	(506,323)
Balance, July 31, 2015	65,250,000	$6,525	$1,614,839	$(1,667,224)	$8,990	$(36,870)

See accompanying notes to financial statements

GEOTRAQ INC.
(Formerly Mobile Data Corp.)
Statements of Cash Flows
Audited

	Year ended	Year ended
	July 31,	July 31,
	2015	2014
Cash flows from operating activities:
Net (loss)	$(506,323)	$(32,704)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Amortization expense	77,838	22,162
Stock-based compensation	262,500
Imputed interest	2,132	2,941
Shares issued for consulting agreements	16,194	-
Change in current assets and liabilities:
Prepaid expenses	1,150	1,250
Deferred revenue	50,000	-
Accounts payable and accrued expenses	24,250	(8,991)
Net cash flows from operating activities	(72,259)	(15,342)
Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash flows from investing activities	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	30,000	2,500
Related party receivable	-	21
Proceeds from notes payable	-	100,000
Net cash flows from financing activities	30,000	102,521
Net cash flows	(42,259)	87,179
Cash and equivalents, beginning of period	87,389	210
Cash and equivalents, end of period	$45,130	$87,389

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Shares issued to settle convertible debenture	$178,422	$-
Conversion of advances due from related parties to promissory notes	$-	$18,422
Beneficial conversion feature from issuance of convertible debt	$-	$-

See accompanying notes to financial statements

GEOTRAQ INC.

Formerly Mobile Data Corp.

Notes to Financial Statements
July 31, 2015

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company's organization and significant accounting policies:

Organization and nature of business - GeoTraq Inc., formerly Mobile Data Corp. ("We," or "the Company") is a Nevada corporation incorporated on July 13, 2005. Effective April 1, 2014, the Company changed its name to GeoTraq Inc.

The Company was formerly in the business of acquiring new technologies for development and marketing, and prior to that, the business of acquiring, exploring and developing mineral properties

Basis of presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, and cash flows of the Company for the years ending July 31, 2015 and 2014.

Use of estimates -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of July 31, 2015 and 2014.

Convertible Debentures:

Beneficial Conversion Features - Beneficial conversion feature is a non-detachable conversion feature that is in the money at the commitment date. The Company follows the guidance of ASC Subtopic 470-20 Debt with Conversion and Other Options to evaluate as to whether beneficial conversion feature exists. Pursuant to Section 470-20-30 an embedded beneficial conversion feature recognized separately under paragraph 470-20-25-5 shall be measured initially at its intrinsic value at the commitment date (see paragraphs 470-20-30-9 through 30-12) as the difference between the conversion price (see paragraph 470-20-30-5) and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. When the Company issues an debt or equity security that is convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity security counterparty is legally committed to purchase such a security (Commitment Date), a beneficial conversion charge is measured and recorded on the Commitment Date for the difference between the fair value of the Company's common stock and the effective conversion price of the debt or equity security. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the debt or equity security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the debt or equity security.

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

GEOTRAQ INC.

Formerly Mobile Data Corp.

Notes to Financial Statements
July 31, 2015

Note 1 - Organization and summary of significant accounting policies:

Determination of fair value - The Company's financial instruments consisted of convertible notes payable. The Company believes all of the financial instruments' recorded values approximate their fair values because of their nature and respective durations.

The Company complies with the provisions of FASB ASC 820-10, "Fair Values Measurements and Disclosures." FASB ASC 820-10 relates to financial assets and financial liabilities. FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the Unites States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consist of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 and Level 2) and the lowest priority to unobservable inputs (Level 3).

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

Net loss per share calculation - Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

Recently Issued Accounting Pronouncements - For the periods ended July 31, 2015 and 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

At July 31, 2015, we were engaged in a business and had suffered losses from development stage activities to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GEOTRAQ INC.

Formerly Mobile Data Corp.

Notes to Financial Statements
July 31, 2015

Note 3 – Restatement:

The financial statements have been revised to correct an error in accounting for the Company's various balance sheet and income statement accounts which includes: prepaid expenses, convertible notes, capital in excess of par, retained deficit, net loss, and earnings per share. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

	2014
	Originally Reported	Adjustment	Final Balance
Prepaid expenses	$3,550	$(2,400)	$1,150
Total assets	$90,939	$(2,400)	$88,539
Convertible notes, net of accumulated amortization	$484,222	$(383,638)	$100,584
Total liabilities	$491,972	$(383,638)	$108,334
Capital in excess of par	$1,032,313	$102,941	$1,135,254
Retained deficit	$(1,439,198)	$278,297	$(1,160,901)
Total equity	$(401,033)	$381,238	$(19,795)
Total liabilities and equity	$90,939	$(2,400)	$88,539
Net loss	$(311,001)	$278,297	$(32,704)
Earnings per share	$(0.01)	$0.01	$(0.00)

Note 4 – Related Party Transactions:

On March 1, 2014 the Company issued 25,000,000 common shares at $0.0001 per share for gross proceeds of $2,500 to a director and officer of the Company.

Note 5 – Convertible Notes Payable:

On October 5, 2011, the Company issued convertible promissory notes with principal balances of $60,000. The notes were unsecured, payable on demand, and do not bear any interest. The notes, or any part thereof, can be converted to one common share of the Company for each $0.03 outstanding in principal. At conversion, the maximum number of shares that will be issued is 2,000,000. The Company did not record beneficial conversion feature resulting from these issuances as the conversion price was higher than the market price as at July 31, 2014. These notes were converted into 2,000,000 shares of restricted common stock on April 27, 2015.

On June 20, 2014 the Company entered into a convertible promissory note agreement with note proceeds of $100,000. The note was unsecured, payable on demand, and does not bear any interest. The note, or any part thereof, can be converted to one common share of the Company for each $0.10 outstanding in principal. At conversion, the maximum number of shares that will be issued is 1,000,000. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the notes. Therefore, the Company recognized a beneficial conversion feature in the amount of $100,000 on March 21, 2014. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable is being amortized to interest expense over the life of the notes using the effective interest method. As of December 31, 2015 and 2014, the Company had amortized this discount by $100,000 and $22,162, respectively. The Company issued 1,000,000 shares on December 30, 2014 to pay off this convertible note.

GEOTRAQ INC.

Formerly Mobile Data Corp.

Notes to Financial Statements
July 31, 2015

Note 6 – Sale of Common Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.0001 per share.

On March 1, 2014 the Company issued 25,000,000 common shares at $0.0001 per share for gross proceeds of $2,500.

On December 30, 2014, The Company issued 1,500,000 shares of common stock for $262,500. This included $150 in cash plus $262,350 of stock compensation expense.

On January 20, 2015, The Company issued 250,000 shares of common stock for $25,000 cash.

During fiscal year 2015, The Company issued 4,842,200 shares of common stock and reduced its convertible notes payable by $178,422.

On January 20, 2015, The Company issued 250,000 shares of common stock for $25,000 cash.

On May 19, 2015, The Company issued 91,272 shares of common stock for $8,214. This included $9 in cash plus $8,205 expensed for marketing expenses.

On June 1, 2015, The Company granted 100,000 shares for services and issued 50,000 shares of common stock  with a payable of $3,990 recorded for the remaining 50,000 shares that were not issued; the total expense recorded was $7,980. This included $5 cash plus $7,975 expensed as professional fees.

As of July 31, 2015 there were no outstanding stock options or warrants.

Note 7 – Employment Agreement:

The Company had consulting agreements with its officers. The agreements called for $500 per month payable to Judson Culter, $2,000 per month for Gregory Gotvald and $5,000 per month for Gregg Sullivan. On December 31, 2014, the Company terminated all the consulting agreements.

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

Note 8 – Customer Deposit:

The Company received a customer deposit of $50,000 for the order of 30,000 GeoTraq modules at a price of $10 per module. The Company is currently fulfilling this order and will start recognizing income in the coming fiscal year.

GEOTRAQ INC.

Formerly Mobile Data Corp.

Notes to Financial Statements
July 31, 2015

Note 9 – Income Tax:

We follow Accounting Standards Codification regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

	2015	2014
Federal income tax attributable to:
Current operations	$(539,776)	$392,117
Less, Nondeductible expenses	-0-	-0-
Less: Change in valuation allowance	539,776	(392,117)
Net amount	-0-	-0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$188,922	$137,241
Less, Valuation allowance	(188,922)	(137,241)
Net deferred tax asset	-	-

At July 31, 2015, an unused net operating loss carryover approximating $539,940 is available to offset future taxable income; it expires beginning in 2026.

Reconciliation between the statutory rate and the effective tax rate is as follows at July 31, 2015 and 2014:

Federal statutory tax rate	(34.0)%
Permanent difference and other	34.0%
Effective tax rate	0.0%

Note 10 – Subsequent Events:

GeoTraq's management has evaluated events occurring between July 31, 2015 and November 12, 2015, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at November 12, 2015, including the estimates inherent in the processing of the financial statements.

In September 2015, the Company issued 3,700,000 registered shares for proceeds of $370,000.

