Form 10-Q
period 2015-10-31
GeoTraq Inc.
filed 2015-12-11
CIK 1390134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Telephone (206) 283-1400

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares outstanding of registrant's common stock at December 10, 2015 was 74,000,000 shares.

GEOTRAQ INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GEOTRAQ INC.

(Formerly Mobile Data Corp.)

Balance Sheets

	October 31, 2015	July 31, 2015
	Unaudited	Audited
ASSETS
Current assets:
Cash	$333,189	$45,130
Total current assets	333,189	45,130

Total assets	$333,189	$45,130

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$7,000	$32,000
Deferred revenue	50,000	50,000
Total current liabilities	57,000	82,000

Total liabilities	57,000	82,000

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.0001 par value, 75,000,000 authorized, 68,950,000 and 65,250,000 shares issued and outstanding	6,895	6,525
Additional paid in capital	1,984,469	1,614,839
Stock payable	3,990	8,990
Accumulated deficit	(1,719,165)	(1,667,224)
Total stockholders' equity (deficit)	276,189	(36,870)
Total liabilities and stockholders' equity (deficit)	$333,189	$45,130

See accompanying notes to unaudited consolidated financial statements

GEOTRAQ INC.

(Formerly Mobile Data Corp.)

Statements of Operations
(Unaudited)

	Three months	Three months
	Ended	Ended
	October 31,	October 31,
	2015	2014
Revenue	$-	$-

General and administrative expenses:
Hardware Engineering	18,065	15,000
Professional fees	20,851	129
Advertising	153	-
Rent	6,570	2,530
Amortization expense	-	49,730
Office and other administration expense	6,302	31,489
Total operating expenses	51,941	98,878
Loss from operations	(51,941)	(98,878)

Other income (expense):
Interest expense	-	(743)
Loss before taxes	(51,941)	(99,621)
Provision (credit) for taxes on income	-	-
Net loss	$(51,941)	$(99,621)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	67,670,652	43,956,088

See accompanying notes to unaudited consolidated financial statements

GEOTRAQ INC.

(Formerly Mobile Data Corp.)

Statements of Cash Flows

(Unaudited)

	Three months	Three months
	Ended	Ended
	October 31,	October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(51,941)	$(99,621)
Adjustments to reconcile net loss to cash
used by operating activities:
Inputed interest	-	743
Amortization expense	-	49,730
Change in current assets and liabilities:
Accounts payable and accrued expenses	(25,000)	-
Net cash flows from operating activities	(76,941)	(49,148)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	365,000	-
Net cash flows from financing activities	365,000	-
Net cash flows	288,059	(49,148)
Cash and equivalents, beginning of period	45,130	87,389
Cash and equivalents, end of period	$333,189	$38,241

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Shares issued for stock payable	$5,000	$-

See accompanying notes to unaudited consolidated financial statements

GEOTRAQ INC.

Formerly Mobile Data Corp.

Notes to Financial Statements

October 31, 2015

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company's organization and significant accounting policies:

Organization and nature of business –GeoTraq Inc., formerly Mobile Data Corp. ("We," or "the Company") is a Nevada corporation incorporated on July 13, 2005. Effective April 1, 2014, the Company changed its name to GeoTraq Inc.

The Company was formerly in the business of acquiring new technologies for development and marketing, and prior to that, the business of acquiring, exploring and developing mineral properties

Basis of presentation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, and cash flows of the Company for the period ending October 31, 2015 and the year ending July 31, 2015.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2015 and July 31, 2015.

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

October 31, 2015

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

Recently Issued Accounting Pronouncements - For the periods ended October 31, 2015 and July 31, 2015, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

At October 31, 2015, we were engaged in a business and had suffered losses to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GEOTRAQ INC.

Formerly Mobile Data Corp.

Notes to Financial Statements

October 31, 2015

Note 3 - Convertible Notes Payable:

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

On June 20, 2014 the Company entered into a convertible promissory note agreement with note proceeds of $100,000. The note was unsecured, payable on demand, and does not bear any interest. The note, or any part thereof, can be converted to one common share of the Company for each $0.10 outstanding in principal. At conversion, the maximum number of shares that will be issued is 1,000,000. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the notes. Therefore, the Company recognized a beneficial conversion feature in the amount of $100,000 on March 21, 2014. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable is being amortized to interest expense over the life of the notes using the effective interest method. As of July 31, 2015, the Company had fully amortized this discount by $100,000.

The Company issued 1,000,000 shares on December 30, 2014 to pay off this convertible note.

Note 4 - Sale of Common Stock:

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

On January 20, 2015, The Company issued 250,000 shares of common stock for $25,000 cash.

On April 29, 2015, The Company issued 4,842,200 shares of common stock and reduced its convertible notes payable by $178,422.

On May 19, 2015, The Company issued 91,272 shares of common stock for services performed which were part of accounts payable equal to $9,172.20. This was in exchange for $8,214 of stock, which is a combination of $9 in cash plus $8,205 expensed for marketing expenses.

On May 28, 2014, The Company issued 50,000 shares of stock for services valued at $3,990 based on closing market price on grant date. The stock was issued on August 31, 2015. The Company also recorded $3,990 as stock payable for services also valued at closing market price on grant date.

On August 31, 2015, The Company issued 50,000 shares of common stock. The Company received $5,000 cash on May 28, 2015 and was initially reported as a stock subscription.

On August 31, 2015, The Company issued 250,000 shares of common stock for $25,000 cash.

On August 31, 2015, The Company issued 400,000 shares of common stock for $40,000 cash.

On September 1, 2015, The Company issued 500,000 shares of common stock for $50,000 cash.

On September 1, 2015, The Company issued 1,000,000 shares of common stock for $100,000 cash.

On September 1, 2015, The Company issued 500,000 shares of common stock for $50,000 cash.

On September 1, 2015, The Company issued 1,000,000 shares of common stock for $100,000 cash.

As of October 31, 2015 there were no outstanding stock options or warrants.

GEOTRAQ INC.

Formerly Mobile Data Corp.

Notes to Financial Statements

October 31, 2015

Note 5 - Employment Agreement:

The Company had employment agreements with its officers. The agreements called for $500 per month payable to Judson Culter, $2,000 per month for Gregory Gotvald and $5,000 per month for Gregg Sullivan. On December 31, 2014, the Company terminated the employment contracts for Judson Culter and Gregory Gotvald and suspended Gregg Sullivan's.

On August 1, 2015, The Company started accruing and paying Gregg Sullivan $5,000 per month per the terms of his employment agreement.

The balance of this agreement as of October 31, 2015 was $5,000.

On December 31, 2014, the Company filed form 8-K to announce the resignation of Judson Culter as Chief Financial Officer and Gregory Gotvald as Chief Operations Officer.

Additionally, on December 2014, Gregg Sullivan consented to and was appointed Chief Financial Officer of the Company by the board of directors. Mr. Sullivan is also the current Chief Executive Officer.

Note 6 - Customer Deposit:

The Company received a customer deposit of $50,000 for the order of 30,000 GeoTraq modules at a price of $10 per module. The Company is currently fulfilling this order and will start recognizing income in the coming fiscal year.

Note 7 - Subsequent Events:

GeoTraq's management has evaluated events occurring between October 31, 2015 and December 2, 2015, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at December 2, 2015, including the estimates inherent in the processing of the financial statements.

On November 20, 2015, the Company issued the 50,000 shares which was reported as a stock subscription.

On November 20, 2015, the Company issued 5,000,000 founder shares for $500 cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Products

The Company announced in February 2015 that it has, in the ordinary course of business, received a purchase order for 30,000 Cell-ID modules from iTraq, Inc. for the Company's tracking device that can be located anywhere in the world where cellular service is available. iTraq, Inc. is selling the tracking devices through Indiegogo.com. On April 15, 2015, GeoTraq received a deposit of $50,000 for the sale of Cell-ID tracking devices that it will be required to manufacture pursuant to a purchase order for Cell-ID tracking devices. GeoTraq received 50 Cell-ID tracking device prototypes. Now, the Cell-ID tracking devices are undergoing testing and certification.

GeoTraq has begun manufacturing the G-200 GSM Quad-Band Cell-ID modules and accompanying SIM cards holders. All modifications required for successful fabrication and assembly have been made and the first set of modules is scheduled to arrive next week. The majority of modules will be delivered to iTraq to satisfy the outstanding purchase order.

RESULTS OF OPERATIONS

	Three months ended October 31, 2015	Three months ended October 31, 2014
Revenue	$-	$-
Expenses:
Hardware Engineering	18,065	15,000
Professional fees	20,851	129
Advertising	153	-
Rent	6,570	2,530
Amortization expense	-	49,730
Office and other administration expense	6,302	31,489
Total operating expenses	51,941	98,878
(Loss) from operations	(51,941)	(98,878)

THREE MONTHS ENDED OCTOBER 31, 2015 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2014

The Company had no operating revenues for the three month periods ended October 31, 2015 and 2014.

The Company had operating expenses of $51.941 in the three months ended October 31, 2015 compared to $98,878 for the three months ended October 31, 2014. Operating expenses for the three months ended October 31, 2015 consisted of professional fees of $20,851, hardware engineering expenses of $18,065 and other administration expenses of $13,025. Operating expenses were higher for the three months ended October 31, 2014 as a result of amortization of a discount to convertible notes payable being amortized to interest expense over the life of the notes using the effective interest method, partially offset by higher professional fees for the three months ended October 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2015, GeoTraq had a cash balance of $333,189 compared to a cash balance of $45,130 at July 31, 2015. Management anticipates that it will recognize revenue from the sale of Cell-ID tracking devices in the fourth quarter of its current fiscal year ending July 31, 2016. During the three months ended October 31, 2015, GeoTraq used $76,941 for operating activities from its net loss and the payment of $25,000 of accounts payable. GeoTraq generated $365,000 from financing activities from the sale of common stock.

GeoTraq has not had any significant revenues generated from its business operations since inception through to October 31, 2015. Through to the date of this report, there were no revenues to assist with GeoTraq's required working capital. Until GeoTraq is able to generate any consistent and significant revenue, it will be required to raise additional funds by way of equity or debt financing.

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

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES

GeoTraq had no contingencies or long-term commitments as of October 31, 2015.

CRITICAL ACCOUNTING POLICIES

GeoTraq's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of GeoTraq's financial statements is critical to an understanding of GeoTraq's financial statements. For the periods ended October 31, 2015 and July 31, 2015, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable because we are a "smaller reporting company," as defined by applicable SEC regulation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of October 31, 2015. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of October 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

GeoTraq is not a party to any pending legal proceedings.

Item 1A. Risk Factors

GeoTraq is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

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

GEOTRAQ INC.

Date: December 11, 2015	By:	/s/ Gregg Sullivan
Gregg Sullivan
Director and CEO and CFO
(Principal Executive Officer and
Principal Financial Officer)

