Form 10-Q
period 2016-01-31
GeoTraq Inc.
filed 2016-03-15
CIK 1390134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Indicate by check mark whether the registrant (1v) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares outstanding of registrant's common stock at March 14, 2016 was 74,000,000 shares.

GEOTRAQ INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GEOTRAQ INC.

(Formerly Mobile Data Corp.)

Balance Sheets

	January 31,	July 31,
	2016	2015
	Unaudited	Audited
ASSETS
Current assets:
Cash	$282,987	$45,130
Total current assets	282,987	45,130

Total assets	$282,987	$45,130

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$13,000	$32,000
Deferred revenue	50,000	50,000
Total current liabilities	63,000	82,000

Total liabilities	63,000	82,000

STOCKHOLDERS' EQUITY/(DEFICIT)
Common stock, $.0001 par value, 75,000,000 authorized,
74,000,000 and 65,250,000 shares issued and outstanding	7,400	6,525
Additional paid in capital	2,302,954	1,614,839
Stock payable	-	8,990
Accumulated deficit	(2,090,367)	(1,667,224)
Total stockholders' equity/(deficit)	219,987	(36,870)

Total liabilities and stockholders' equity/(deficit)	$282,987	$45,130

See accompanying notes to unaudited consolidated financial statements

GEOTRAQ INC.

(Formerly Mobile Data Corp.)

Statements of Operations
(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

General and administrative expenses:
Hardware Engineering	26,637	30,000	44,702	45,000
Stock based compensation	314,500	262,350	314,500	262,350
Professional fees	23,247	16,445	44,098	16,574
Advertising	1,973	305	2,125	305
Rent	1,833	2,345	8,403	4,875
Travel	1,800	-	4,681	-
Office and other administration expense	1,211	3,780	4,634	84,999
Total operating expenses	371,201	315,225	423,143	414,103
Loss from operations	(371,201)	(315,225)	(423,143)	(414,103)

Other income (expense):
Interest expense	-	(743)	-	(1,486)
Loss before taxes	(371,201)	(315,968)	(423,143)	(415,589)
Provision (credit) for taxes on income	-	-	-	-
Net loss	$(371,201)	$(315,968)	$(423,143)	$(415,589)

Net loss per common share basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	72,902,174	59,386,093	70,286,413	58,951,311

See accompanying notes to unaudited consolidated financial statements

GEOTRAQ INC.

(Formerly Mobile Data Corp.)

Statements of Cash Flows

(Unaudited)

	Six months	Six months
	Ended	Ended
	January 31,	January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(423,143)	$(415,589)
Adjustments to reconcile net loss to cash used by operating activities:
Stock based compensation	314,500	262,350
Imputed interest	-	1,486
Amortization expense	-	77,838
Change in current assets and liabilities:
Prepaid expenses	-	1,150
Accounts payable and accrued expenses	(19,000)	22,250
Net cash flows from operating activities	(127,643)	(50,515)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	365,500	150
Net cash flows from financing activities	365,500	150

Net cash flows	237,857	(50,365)
Cash and equivalents, beginning of period	45,130	87,389
Cash and equivalents, end of period	$282,987	$37,024

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Shares issued to settle convertible debenture	$-	$100,000
Shares issued for stock payable	$8,990	$-

See accompanying notes to unaudited consolidated financial statements

GEOTRAQ INC.

Formerly Mobile Data Corp.

Notes to Financial Statements

January 31, 2016

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company's organization and significant accounting policies:

Organization and nature of business –GeoTraq Inc., formerly Mobile Data Corp. ("We," or "the Company") is a Nevada corporation incorporated on July 13, 2005. Effective April 1, 2014, the Company changed its name to GeoTraq Inc. The Company was formerly in the business of acquiring new technologies for development and marketing, and prior to that, the business of acquiring, exploring and developing mineral properties

Basis of presentation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, and cash flows of the Company for the three and six month periods ending January 31, 2016 and 2015, and the year ending July 31, 2015.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of January 31, 2016 and July 31, 2015.

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

January 31, 2016

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

Recently Issued Accounting Pronouncements - For the periods ended January 31, 2016 and July 31, 2015, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

At January 31, 2016, we were engaged in a business and had suffered losses to date. In addition, current liabilities exceed current assets, and we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GEOTRAQ INC.

Formerly Mobile Data Corp.

Notes to Financial Statements

January 31, 2016

Note 3 – Convertible Notes Payable:

On October 5, 2011, the Company issued convertible promissory notes with principal balances of $60,000. The notes were unsecured, payable on demand, and do not bear any interest. The notes, or any part thereof, can be converted to one common share of the Company for each $0.03 outstanding in principal. At conversion, the maximum number of shares that will be issued is 2,000,000. The Company did not record beneficial conversion feature resulting from these issuances as the conversion price was higher than the market price on the issuance date.

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

Note 4 – Sale of Common Stock

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

On August 31, 2015, the Company issued 50,000 shares of common stock. The Company received $5,000 cash on May 28, 2015 and was initially reported as a stock subscription. On August 31, 2015, The Company issued 250,000 shares of common stock for $25,000 cash and issued 400,000 shares of common stock for $40,000 cash.

On September 1, 2015, the Company issued 500,000 shares of common stock for $50,000 cash, issued 1,000,000 shares of common stock for $100,000 cash, issued 500,000 shares of common stock for $50,000 cash, issued 1,000,000 shares of common stock for $100,000 cash.

On November 20, 2015, the Company issued 50,000 shares of common stock. The Company offset the additional cost that was initially reported as a stock subscription at June 1, 2015. On November 20, 2015, the Company issued 5,000,000 shares of related party stock for $500 cash, and recognized stock based compensation expense of $314,500. Shares issued for compensation were based upon the market price at the date of grant.

As of January 31, 2016 there were no outstanding stock options or warrants.

GEOTRAQ INC.

Formerly Mobile Data Corp.

Notes to Financial Statements

January 31, 2016

Note 5 – Employment Agreement:

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

On January 1, 2016, the Company's Board of Directors increased the monthly stipend to Mr. Sullivan to $6,000 per month.

The balance of these agreements as of January 31, 2016 was $11,000.

On December 31, 2014, the Company filed form 8-K to announce the resignation of Judson Culter as Chief Financial Officer and Gregory Gotvald as Chief Operations Officer.

Additionally, on December 2014, Gregg Sullivan consented to and was appointed Chief Financial Officer of the Company by the board of directors. Mr. Sullivan is also the current Chief Executive Officer.

Note 6 – Customer Deposit:

The Company received a customer deposit of $50,000 for the order of 30,000 GeoTraq modules at a price of $10 per module. The Company is currently fulfilling this order and will start recognizing income in the coming fiscal year.

Note 7 – Related Party Transactions:

On November 20, 2015, the Company issued 5,000,000 shares to a director and an officer of the Company for $500 cash, and recognized stock based compensation expense of $314,500. Shares issued for compensation were based upon the market price at the date of grant.

Note 8 – Subsequent Events:

GeoTraq's management has evaluated events occurring between January 31, 2016 and March 9, 2016, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at March 9, 2016, including the estimates inherent in the processing of the financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2016 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2015

	Three months Ended	Three months Ended
	January 31, 2016	January 31, 2015

Revenue	$-	$-

General and administrative expenses:
Hardware Engineering	26,637	30,000
Stock based compensation	314,500	262,350
Professional fees	23,247	16,445
Advertising	1,973	305
Rent	1,833	2,345
Travel	1,800	-
Office and other administration expense	1,211	3,780
Total operating expenses	371,201	315,225
Loss from operations	(371,201)	(315,225)

Other income (expense):
Interest expense	-	(743)
Net loss	$(371,201)	$(315,968)

The Company had no operating revenues for the three month periods ended January 31, 2016 and 2015.

The Company had operating expenses of $371,201 in the three months ended January 31, 2016 compared to $315,225 for the three months ended January 31, 2015, primarily due to an increase in stock-based compensation. On November 20, 2015, the Company issued 5,000,000 shares of its common stock for an expense of $314,500. On December 30, 2014, the Company issued 1,500,000 shares of its common stock for an expense of $262,500.

Operating expenses for the three months ended January 31, 2016, excluding stock-based compensation expense, consisted of professional fees of $23,247, hardware engineering expenses of $26,247 and other administration expenses of $6,817. Operating expenses, excluding stock-based compensation, were slightly higher for the three months ended January 31, 2016 primarily due to higher professional fees.

SIX MONTHS ENDED JANUARY 31, 2016 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2015

	Six months Ended January 31, 2016	Six months Ended January 31, 2015

Revenue	$-	$-

General and administrative expenses:
Hardware Engineering	44,702	45,000
Stock based compensation	314,500	262,350
Professional fees	44,098	16,574
Advertising	2,125	305
Rent	8,403	4,875
Travel	4,681	-
Office and other administration expense	4,634	84,999
Total operating expenses	423,143	414,103
Loss from operations	(423,143)	(414,103)

Other income (expense):
Interest expense	-	(1,486)
Net loss	$(423,143)	$(415,589)

The Company had no operating revenues for the six month periods ended January 31, 2016 and 2015.

The Company had operating expenses of $423,143 in the six months ended January 31, 2016 compared to $414,103 for the six months ended January 31, 2015, primarily due to an increase in stock-based compensation, partially offset by lower administrative costs. On November 20, 2015, the Company issued 5,000,000 shares of its common stock for an expense of $314,500. On December 30, 2014, the Company issued 1,500,000 shares of its common stock for an expense of $262,500.

Operating expenses, excluding stock-based compensation expense, for the six months ended January 31, 2016 consisted of professional fees of $44,098, hardware engineering expenses of $44,702 and other administration expenses of $19,843. Operating expenses, excluding stock-based compensation, were lower for the six months ended January 31, 2016 as a result of higher office and other administrative expenses for the six months ended January 31, 2015 partially offset by higher professional fees for the six months ended January 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2016, GeoTraq had a cash balance of $282,987 compared to a cash balance of $45,130 at July 31, 2015. Management anticipates that it will recognize revenue from the sale of Cell-ID tracking devices in the fourth quarter of its current fiscal year ending July 31, 2016. During the six months ended January 31, 2016, GeoTraq used $127,643 of cash for operating activities from its net loss and the net payment of $19,000 of accounts payable. GeoTraq generated $365,500 from financing activities from the sale of common stock.

GeoTraq has not had any significant revenues generated from its business operations since inception through to January 31, 2016. Through to the date of this report, there were no revenues to assist with GeoTraq's required working capital. Until GeoTraq is able to generate any consistent and significant revenue, it will be required to raise additional funds by way of equity or debt financing.

GeoTraq's internal sources of liquidity have been loans made available to GeoTraq from management and sales of its common stock. Management has previously provided GeoTraq services without compensation. Though GeoTraq has no written arrangements with any of its directors or officers, GeoTraq expects that the directors or officers will continue to provide GeoTraq with internal sources of liquidity, if it is required, and consider settling debts through the issuance of equity. Also, GeoTraq's external sources of liquidity will be private placements for equity and promissory notes that are convertible into equity.

While the Company cannot guarantee the availability of equity or debt financing, it believes that through a combination of cash on hand, initial sales of its product and equity and debt financing, the Company will have the cash to continue for at least the next twelve months. At any phase, if GeoTraq finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations. If GeoTraq cannot raise the capital to proceed it may have to suspend projected operations until it has sufficient capital.

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

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES

GeoTraq had no contingencies or long-term commitments as of January 31, 2016.

CRITICAL ACCOUNTING POLICIES

GeoTraq's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of GeoTraq's financial statements is critical to an understanding of GeoTraq's financial statements. For the periods ended January 31, 2016 and July 31, 2015, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable because we are a "smaller reporting company," as defined by applicable SEC regulation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of January 31, 2016. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of January 31, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

GEOTRAQ INC.

Date: March 15, 2016	By:	/s/ Gregg Sullivan
Gregg Sullivan
Director and CEO and CFO
(Principal Executive Officer and
Principal Financial Officer)

